Form 10-Q
period 1996-03-31
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1996-05-15
CIK 921147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

For Quarter ended March 31, 1996                     Commission File No. 0-24303
                  --------------                                         -------

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                            11-2162982
- - ------------------------                        --------------------------------
(State of Incorporation)                        (I.R.S. Employer Identification)

44084 Riverside Parkway Landsdowne Business Center, Leesburg, VA         22075
- - ----------------------------------------------------------------      ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number including area code: (703) 729-6400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.
                                       yes  X           no
                                           ---             ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1996:

   Class                                            Number of Shares Outstanding

Common Stock, Par Value $.01 Per Share                   14,902,472 Shares




Note:  This is Page 1 of a document consisting of 13 pages.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

                                                                            PAGE
                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
  March 31, 1996 (Unaudited) and December 31, 1995.......................    3


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  Three Months Ended March 31, 1996 and 1995.............................    4


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)........................    5
  Three Months Ended March 31, 1996 and 1995


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...................    6-7

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........    8-9

                           PART II: OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K.........................................    10

SIGNATURES...............................................................    11

EXHIBIT- 11 COMPUTATION OF  NET INCOME PER SHARE.........................    12

EXHIBIT 27-FINANCIAL DATA SCHEDULE.......................................    13

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS EXCEPT SHARES)




                                                                            MARCH 31,  DECEMBER 31,
          ASSETS                                                              1996         1995
                                                                          -----------  ------------
                                                                          (UNAUDITED)
Current assets:
          Cash and cash equivalents                                         $ 6,343      $ 3,352
          Accounts receivable - trade, less allowances
          ($521 -1996 and $449 -1995)                                        11,625        8,068
          Notes receivable from related parties                               2,000        7,125
          Inventories                                                         3,464        2,769
          Other assets                                                        1,301        1,295
          Deferred taxes                                                        375          375
                                                                            -------      -------
            Total current assets                                             25,108       22,984

Property, plant and equipment, net                                            3,186        2,933
Goodwill                                                                      1,568        1,583
Other assets                                                                  1,091        1,116
                                                                            -------      -------

          Total Assets                                                      $30,953      $28,616
                                                                            =======      =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                                  $   630      $   862
          Accrued expenses                                                    2,145        2,707
          Notes payable to related party                                      1,000        1,000
          Notes payable                                                         700          949
          Income taxes payable                                                2,490        1,473
                                                                            -------      -------

            Total current liabilities                                         6,965        6,991

Non-current liabilities:
          Notes payable to related party                                      1,000        1,000
          Deferred taxes                                                        177          177
                                                                            -------      -------

          Total liabilities                                                   8,142        8,168
                                                                            -------      -------


Stockholders' equity:
          Common stock, par value $.01 a share; authorized - 30,000,000 shares; issued and outstanding,14,902,000 shares - 1996
             and 14,733,000 shares - 1995                                       149          147
          Additional paid-in capital                                          9,301        9,058
          Retained earnings (from December 31,1993)                          13,361       11,243
                                                                            -------      -------
          Total stockholders' equity                                         22,811       20,448
                                                                            -------      -------
          Total Liabilities and Stockholders' Equity                        $30,953      $28,616
                                                                            =======      =======

   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         1996            1995
                                                       --------        --------
                                                              (UNAUDITED)
Net sales                                              $ 11,109        $  9,780

Cost of  sales                                            4,087           3,815
                                                       --------        --------
Gross profit                                              7,022           5,965
                                                       --------        --------
Expenses:
       Selling                                            1,655           1,546
       Product development and engineering                1,208           1,066
       General and administrative                           949             772
       Interest income, net                                (119)           (160)
                                                       --------        --------
Total expenses                                            3,693           3,224
                                                       --------        --------
Pre-tax income                                            3,329           2,741

Income tax expense                                        1,211           1,096
                                                       --------        --------
       Net income                                      $  2,118        $  1,645
                                                       ========        ========
 Net income per common share                           $   0.14        $   0.11
                                                       ========        ========
 Average common shares outstanding                       15,457          15,334
                                                       ========        ========


   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           --------------------
                                                                            1996          1995
                                                                           -------      -------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES:

Net income                                                                 $ 2,118      $ 1,645

Adjustments to reconcile net income
   to cash from operating activities:
     Depreciation and amortization                                             233          163

Cash provided by (used in) changes in working
   capital items:
     Receivables                                                            (3,557)         401
     Inventories                                                              (695)        (725)
     Other current assets and other assets                                      19           (2)
     Accounts payable                                                         (232)         241
     Accrued expenses                                                         (562)         634
     Income taxes payable                                                    1,017           60
                                                                           -------      -------
Cash provided by (used in) operating activities                             (1,659)       2,417

Investing activities:
     Decrease (increase) in notes receivable from related parties, net       5,125         (845)
     Expenditures for property, plant and equipment                           (471)        (257)
                                                                           -------      -------
Cash provided by (used in) investing activities                              4,654       (1,102)
                                                                           -------      -------
Financing activities:
     Exercise of stock options                                                 245          711
     Decrease in notes payable                                                (249)        --
                                                                           -------      -------
Cash provided by (used in) financing activities                                 (4)         711
                                                                           -------      -------
Increase (decrease) in cash and cash equivalents                             2,991        2,026

Cash - beginning of period                                                   3,352        2,473
                                                                           -------      -------
Cash - end of period                                                       $ 6,343      $ 4,499
                                                                           =======      =======
Supplemental disclosure of cash flow information
   Cash paid for:
     Interest                                                              $    25      $    38
     Income taxes                                                          $   203      $ 1,037

     See accompanying notes to unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(A)   BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

         These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995.

         On May 23,1995 the Board of Directors declared a two-for-one stock split which was effective June 9, 1995. All references to the number of shares, price per share, and net income per common share have been adjusted to reflect the effect of the split.

(B)   INVENTORIES

         Inventories are stated at the lower of standard cost, which approximates actual cost (FIFO basis) or market and consist of the following:

($000's)                                             MARCH 31,         DECEMBER 31,
                                                       1996                1995
                                                     ---------         ------------
Raw materials                                         $2,565              $1,924
Work-in-progress                                         715                 738
Finished goods                                           184                 107
                                                      ------              ------
                                                      $3,464              $2,769
                                                      ======              ======

(C)   RELATED PARTY TRANSACTIONS

         During 1993, Safeguard and the Company entered into an agreement whereby the Company would lend to Safeguard a portion of its excess cash and receive a negotiated interest rate which was higher than the rate the Company might realize by independently investing the funds, but which was less than Safeguard's cost of funds. Interest accrues on the unpaid principal balance at the Safeguard cost of funds less 1%. Principal and unpaid interest is payable within three business days on demand by the Company. At March 31, 1996 and December 31, 1995, the principal balance on this note was $2,000,000 (equal to the amount due Safeguard on certain notes due June 1996 and June 1997) and $7,125,000, respectively.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION

         RESULTS OF OPERATIONS

         Net sales for the quarter ended March 31, 1996 increased 14% compared to the same period in 1995. Net income increased by 29%, primarily the result of higher sales, modestly higher margins and maintaining relatively flat operating expenses as a percentage of sales.

The following table sets forth, for the periods indicated, selected statements of income data as a percentage of net sales:

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                           -------------------
                                                           1996           1995
                                                           ----           ----
Net Sales
      Echo canceller products                                80%            83%
      Teleconferencing products                              20             17
                                                           ----           ----
      Total net sales                                       100            100

      Cost of sales                                          37             39
                                                           ----           ----
Gross Profit                                                 63             61

Expenses
      Selling                                                15             16
      Product development & engineering                      11             11
      General and administrative                              8              8
      Interest income, net                                   (1)            (2)
                                                           ----           ----
      Total expenses                                         33             33
                                                           ----           ----
      Pre-tax income                                         30%            28%
                                                           ====           ====

         Sales of echo cancellers were particularly strong in Europe, North America and Latin America. The revenue increases in these regions were attributable to large shipments to Alcatel, Nokia, Kapsch Aktiengesellschaft and TRT in Europe, and Ameritech Cellular and Motorola in North America. It is anticipated that the Company will continue to benefit from the growth in worldwide digital telecommunications markets by capitalizing on the Company's voice enhancement product strategies.

         Teleconferencing unit sales increased primarily due to the sales of the Call Port. Teleconferencing sales volume and revenue increased over the first quarter of 1995, however the average selling price of the teleconferencing product line decreased.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


         Backlog may fluctuate since echo canceller products represent capital purchases for the Company's customer and may be effected by seasonal and other business cycles and order cancellation. The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and accordingly, the Company generally has less than two-months net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog.

         The Company charges a 20% re-stocking fee for purchase order cancellation except in cases where the cancellation request was made greater than 30 days prior to the scheduled delivery date and no prior cancellation request had been delivered by the prospective customer. Backlog at April 30, 1996 is approximately $9.5 million compared to approximately $5.0 million at December 31, 1995. The Company expects that all of this backlog will be filled during the current year.

         Gross profit as a percentage of net sales improved to 63% for the quarter ended March 31, 1996 as compared to 61% for the comparable period in 1995. The increase in the gross profit percentage is due to greater sales of higher margin echo canceller products without a significant increase in manufacturing overhead spending.

         Selling expense remains flat in dollar terms, but decreased to 15% of sales in 1996 compared to 16% in the first quarter of 1995 as sales increased by 14%. The Company has continued to expand its sales and marketing functions to support the Company's plans for growth of its echo canceller and teleconference products. Selling programs were increased to expand sales in Europe, North America and the Asia Pacific regions.

         Product development and engineering expenses increased by 13% in the first quarter 1996 compared to 1995, primarily a result of investments in voice enhancement software products. The Company continues to increase investments in product development to remain competitive in the telecommunications market. Product development and engineering expenses have remained constant as a percentage of net sales because of rapid sales growth.

         General and administrative expenses remained flat at 8% of sales in 1996. Sales growth has been achieved with relatively small increases in general and administrative expenses. The decrease in the effective tax rate was due to tax benefits recorded on export sales in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to generate sufficient cash from operations to fund its working capital needs and relatively nominal capital expenditures. The Company's operating activities used $1.7 million of cash for the three months ended March 31, 1996 as compared to providing cash of $2.4 million during the same period in 1995. Days outstanding in Accounts Receivables increased from approximately 55 days at the quarter ended December 31, 1995 to 94 days for the quarter ended March 31, 1996 due to various administrative processing delays in collections from several major customers. There have been no significant changes to sales terms. Additionally, inventory levels have increased slightly to accomodate the increased sales activity.

         Capital expenditures for the quarter ended March 31, 1996 were $471,000. Management anticipates that capital expenditures for 1996 will approximate $2.5-$3.0 million dollars, primarily for the acquistion of product development and manufacturing equipment.

         The Company lends a portion of its excess cash to Safeguard and receives a negotiated rate of interest which is higher than the rate the Company could realize from independently investing the funds. The loan bears interest at the Safeguard cost of funds less one percent and is payable within three business days including accrued interest. The outstanding principal balance as of March 31, 1996 was $2,000,000, which is equal to the amount owed Safeguard on a certain note due in installments in June 1996 and June 1997.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


         The Company currently anticipates that cash generated from operations, the balance of the demand loan receivable from Safeguard, existing cash balances and amounts available under an unused $5,000,000 line of credit will be sufficient to satisfy its operating cash needs through 1996. Should the business progress more rapidly than expected, the Company believes that additional bank credit would be available to fund operating and capital requirements. In addition, the Company could consider additional public or private debt or equity financing to fund future growth opportunities.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 11 - Computation of net income per share

                  Exhibit 27-Financial Data Schedule

         (b)      Reports on Form 8-K

                  None



No other applicable items.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COHERENT COMMUNICATIONS SYSTEMS CORPORATION

                                    By: /s/ MICHAEL P. GENDRON
                                        ----------------------------------------
                                        Michael P. Gendron
                                        Vice-President & Chief Financial Officer

Date: May 13, 1995

                                EXHIBIT INDEX
                                -------------

                  Exhibit 11 - Computation of net income per share

                  Exhibit 27 - Financial Data Schedule