Form 10-Q
period 1996-06-30
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1996-08-13
CIK 921147

                                                                  CONFORMED COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended   June 30, 1996        Commission File No. 0-24303
                           ---------------                            -------


                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                                           11-2162982
- - - -------------------------------------                  -----------------------------------
(State of Incorporation of Other Jurisdiction         ( I.R.S. Employer Identification No.)
     of Incorporation or Organization)


 44084 Riverside Parkway Landsdowne Business Center, Leesburg, VA                     22075
- - - -------------------------------------------------------------------          --------------
           (Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number Including Area Code:  (703) 729-6400
                                                     -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                           Yes  X               No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 1996:

Class                                               Number of Shares Outstanding

Common Stock, Par Value $.01 Per Share                  14,996,422    Shares
                                                        --------------------


Note:  This is Page 1 of a document consisting of 14 pages.

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                                                                            PAGE

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
  June 30, 1996 (Unaudited) and December 31, 1995...........................  3


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  Three and Six Months Ended June 30, 1996 and 1995.........................  4


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  Six Months Ended June 30, 1996 and 1995...................................  5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)......................  6


ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................7-9

                           PART II: OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.....................................11

SIGNATURES...................................................................12

EXHIBIT 11-COMPUTATION OF NET INCOME PER SHARE...............................13

EXHIBIT 27-FINANCIAL DATA SCHEDULE...........................................14

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS EXCEPT SHARES)

                                                                                    JUNE 30,          DECEMBER 31,
     ASSETS                                                                           1996                1995
                                                                                    -----------------------------
                                                                                   (UNAUDITED)

Current assets:
           Cash and cash equivalents                                                 $ 7,785            $ 3,352
           Accounts receivable - trade, less allowances
           ($562 -1996 and $449 -1995)                                                11,241              8,068
           Notes receivable from related parties                                       1,000              7,125
           Inventories                                                                 4,123              2,769
           Other assets                                                                1,350              1,670
                                                                                     -------            -------
             Total current assets                                                     25,499             22,984

Property, plant and equipment, net                                                     3,431              2,933
Goodwill                                                                               1,527              1,583
Other assets                                                                           1,119              1,116
                                                                                     -------            -------

           Total Assets                                                              $31,576            $28,616
                                                                                     =======            =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts payable                                                          $   686            $   862
           Accrued expenses                                                            2,549              2,707
           Notes payable to related party                                              1,000              1,000
           Notes payable                                                                 700                949
           Income taxes payable                                                        1,268              1,473
                                                                                     -------            -------

             Total current liabilities                                                 6,203              6,991

Non-current liabilities:
           Notes payable to related party                                                 --              1,000
           Deferred taxes                                                                177                177
                                                                                     -------            -------

           Total liabilities                                                           6,380              8,168
                                                                                     -------            -------


Stockholders' equity:
           Common stock, par value $.01 a share; authorized - 100,000,000 shares; issued and outstanding, 14,946,000 shares - 1996
               and 14,733,000 shares - 1995                                              149                147
           Additional paid-in capital                                                  9,406              9,058
           Retained earnings (from December 31, 1993)                                 15,641             11,243
                                                                                     -------            -------

           Total stockholders' equity                                                 25,196             20,448
                                                                                     -------            -------

           Total Liabilities and Stockholders' Equity                                $31,576            $28,616
                                                                                     =======            =======

   See accompanying notes to the unaudited consolidated financial statements.

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS EXCEPT SHARES)

                                                                       (Unaudited)                             (Unaudited)
                                                                   Three Months Ended                       Six Months Ended
                                                                        June 30,                                 June 30,
                                                               ----------------------------            ----------------------------
                                                                 1996                1995                1996                1995
                                                               ----------------------------            ----------------------------


Net sales                                                      $ 13,165            $ 11,001            $ 24,274            $ 20,781

Cost of  sales                                                    4,804               4,300               8,891               8,115
                                                               --------            --------            --------            --------

Gross profit                                                      8,361               6,701              15,383              12,666
                                                               --------            --------            --------            --------

Expenses:
       Selling                                                    2,105               1,595               3,760               3,141
       Product development and engineering                        1,696               1,422               2,904               2,488
       General and administrative                                 1,106                 808               2,055               1,580
       Interest income, net                                        (106)               (151)               (225)               (311)
                                                               --------            --------            --------            --------

Total expenses                                                    4,801               3,674               8,494               6,898
                                                               --------            --------            --------            --------

Pre-tax income                                                    3,560               3,027               6,889               5,768

Income tax expense                                                1,280               1,211               2,491               2,307
                                                               --------            --------            --------            --------

       Net income                                              $  2,280            $  1,816            $  4,398            $  3,461
                                                               ========            ========            ========            ========

 Net income per common share                                   $   0.15            $   0.12            $   0.28            $   0.22
                                                               ========            ========            ========            ========

 Average common shares outstanding                               15,478              15,549              15,466              15,394
                                                               ========            ========            ========            ========


   See accompanying notes to the unaudited consolidated financial statements.

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  ------------------------
                                                                                   1996              1995
                                                                                  ------            ------

OPERATING ACTIVITIES:

Net income                                                                         4,398             3,461

Adjustments to reconcile net income to cash from operating activities:

      Depreciation and amortization                                                  567               339

Changes provided by (used in) operating activities:
       Receivables                                                                (3,173)           (1,110)
       Inventories                                                                (1,354)             (622)
       Other current assets and other assets                                         317              (409)
       Accounts payable                                                             (176)               28
       Accrued expenses                                                             (158)              218
       Income taxes payable                                                         (205)             (235)
                                                                                 -------           -------

Cash provided by operating activities                                                216             1,670
                                                                                 -------           -------

Investing activities:
      Decrease (increase) in notes receivable from related parties, net            6,125              (980)
      Expenditures for property, plant and equipment                              (1,009)             (621)
                                                                                 -------           -------

Cash provided by (used in) investing activities                                    5,116            (1,601)
                                                                                 -------           -------

Financing activities:
      Exercise of stock options                                                      350               734
      Decrease in notes payable                                                   (1,249)           (1,000)
                                                                                 -------           -------

Cash used in financing activities                                                   (899)             (266)
                                                                                 -------           -------

Increase (decrease) in cash and cash equivalents                                   4,433              (197)

Cash - beginning of period                                                         3,352             2,473
                                                                                 -------           -------

Cash - end of period                                                             $ 7,785           $ 2,276
                                                                                 =======           =======

Supplemental disclosure of cash flow information
Cash paid for:
      Interest                                                                   $    48           $    73
      Income taxes                                                               $ 2,726           $ 2,543

     See accompanying notes to unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)    BASIS OF PRESENTATION

           The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three and six months ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

           These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31,1995.

(B)    INVENTORIES

            Inventories are stated at the lower of cost, on a FIFO basis, or market and consist of the following:

                                    JUNE 30,                   DECEMBER 31,
                                      1996                         1995
                              ---------------------         -------------------
Raw materials                           $2,862                       $1,924
Work-in-progress                         1,108                          738
Finished goods                             153                          107
                              ---------------------         -------------------
                                        $4,123                       $2,769
                              =====================         ===================



(C)    RELATED PARTY TRANSACTIONS

           During 1993, Safeguard Scientifics, Inc. ("Safeguard") and the Company entered into an agreement whereby the Company would lend to Safeguard a portion of its excess cash and receive a negotiated interest rate which was higher than the rate the Company might realize by independently investing the funds, but which was less than Safeguard's cost of funds. Interest accrues on the unpaid principal balance at Safeguard's cost of funds less 1%. Principal and unpaid interest are payable within three business days of demand by the Company. At June 30, 1996 and December 31, 1995, the principal balance on this note was $1,000,000 (equal to the amount payable to Safeguard on certain notes due June 1997) and $2,000,000, respectively.

(D)   OTHER ASSETS

           In June 1996, the Company exercised its Warrants to purchase 4,140,913 shares of Seattle Silicon, using a $1,000,000 note due from Seattle Silicon to fund the purchase. The Company renegotiated the remaining $400,000 note from Seattle Silicon (dated July 14,1994) to defer payment until June 30, 1997. The interest accrued on the $400,000 note, at 7%, is paid to the Company monthly. Coherent has a security interest in Seattle Silicon's assets as security for its obligations for the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

           Net sales for the three and six months ended June 30, 1996 increased 20% and 17% respectively, compared to the same period in 1995. Net income increased by 26% and 27%, respectively for the same periods, primarily the result of higher sales and modestly higher margins.

           The following table sets forth, for the periods indicated, selected statements of income and expense data as a percentage of net sales:


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                 ------------------            -------------------
                                                 1996          1995            1996           1995
                                                 ----          ----            ----           ----

Net Sales
      Echo canceller products                      85%            88%            85%            87%
      Teleconferencing products                    15             12             15             13
                                                 ----           ----           ----           ----

      Total net sales                             100            100            100            100

      Cost of sales                                36             39             37             39
                                                 ----           ----           ----           ----

Gross Profit                                       64             61             63             61

Expenses
      Selling                                      16             14             15             15
      Product development & engineering            13             13             12             12
      General and administrative                    9              7              9              8
      Interest income, net                         (1)            (1)            (1)            (2)
                                                 ----           ----           ----           ----

      Total expenses                               37             33             35             33
                                                 ----           ----           ----           ----

      Pre-tax income                               27%            28%            28%            28%
                                                 ====           ====           ====           ====


           Strong increases in sales of both transmission and teleconferencing equipment in North America, Asia-Pacific, and Latin America were partially offset by softness in Europe, when compared to prior year's quarters. Some of the larger sales contributing to the second quarter's financial result were from shipments to Telmex, KDD, Embratel (through
       NEC) in the international carrier market segment; to AT&T Wireless, Omnipoint, and Geotek in the wireless market segment; and to Nokia, NEC Australia, Stratacom, Motorola and Lucent in the OEM market segment.

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION

    Teleconferencing sales increased 47% and 30%, respectively, for the three and six months ended June 30, 1996 compared to the same periods in 1995. The sales volume of the Call Port increased from 7% of teleconferencing sales in 1995 to 36% of sales for the six month period June 1996. The Company anticipates continued price pressure on teleconferencing products due to the highly competitive environment.

    Backlog may fluctuate since echo canceller products represent capital purchases for the Company's customers and may be affected by seasonal and other business cycles and order cancellation. The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and accordingly, the Company generally has less than two months net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog. The Company charges a 20% re-stocking fee for purchase order cancellation except in cases where the cancellation request was made greater than 30 days prior to the scheduled delivery date and no prior cancellation request had been delivered by the prospective customer. While the backlog of orders at June 30, 1996 ($10.8 million) was double that at December 31, 1995 orders since then have slowed during the vacation months. At the present time management believes this could be a seasonal occurrence and not a trend. An initial order for Motorola's CableComm wsa received during the quarter and is reflected in the backlog.
Most of the backlog is expected to be shipped during 1996.

    Gross profit as a percentage of net sales for the three and six months ended June 30 was 64% and 63% compared to 61% for the quarter and year to date 1995. The increase in gross profit margin of 2% over last year is due primarily to certain product component prices and the product mix of higher margin integrated products and software integrated products partially offset by some lower margin transmission sales.

    Selling and marketing expenses increased for the three and six months ended June 30, 1996 by $.5 million and $.6 million respectively, while increasing to 16% and 15% of sales for the three and six months ended June 30, 1996 compared to 14% and 15% in the comparable period of 1995. The increased spending was primarily attributable to additional sales and marketing positions to expand our international presence and the marketing introduction of the Consortium product. During the second quarter of 1996 the Company established a Technical Assistance Center, a new customer service and support area. The Company will continue to expand its sales and marketing functions to support the Company's plans for growth of its echo canceller and teleconference products.

    Product development and engineering expenses increased 19% and 17% in the three and six months ended June 30, 1996 compared to the same periods in 1995. As a percentage of sales, expenses were 13% for the three month period and 12% for the six months ended June 30, 1996 compared to 13% and 12% in the comparable periods in 1995. The increase in product development and engineering expense was primarily a result of investments in voice enhancement software products associated with the Consortium teleconference bridge. The Company will continue to make comparable investments in product development to remain competitive in the telecommunications market.

    General and administrative expenses increased slightly as a percentage of sales for the three and six months ended June 30, 1996 as compared to the same periods in 1995. The increased spending is attributable to administrative costs required to support the Company's continued growth. The decrease in the effective tax rate was due to tax benefits recorded on export sales during the first half of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company continues to generate sufficient cash from operations to fund its working capital needs and for capital expenditures. Days sales outstanding in accounts receivable improved in the quarter as a result of aggressive collection efforts. Inventories increased to support the higher levels of sales.

    Capital expenditures for the six months ended June 30, 1996 were $1.0 million. Management anticipates that capital expenditures for 1996 will approximate $2.5-$3.0 million dollars, primarily for the purchase of product development and manufacturing equipment.

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION

    The Company currently anticipates that cash generated from operations, existing cash balances and amounts expected to be available on a unused, uncommitted bank line of credit will be sufficient to satisfy its operating cash needs through 1996. During the quarter ended June 30, 1996 the Company increased its unused, uncommitted line of credit from $5,000,000 to $10,000,000. Advances under this line are subject to approval by the bank prior to disbursement. Should the business progress more rapidly than expected, the Company would consider using this line of credit or seek additional public or private debt or equity financing to fund future growth opportunities.

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a. An annual meeting of shareholders was held on May 16, 1996 at the corporate offices in Landsdowne, Virginia.

    b. The meeting involved the election of six directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified, or until their status as directors is terminated as provided in the Company's bylaws. Those elected are:

                             1.       Mr. Charles A. Root
                             2.       Mr. Daniel L. McGinnis
                             3.       Mr. Lawrence J. Gallick
                             4.       Mr. Delbert W. Johnson
                             5.       Mr. Warren V. Musser
                             6.       Mr. Charles M. Skibo

    c. The matters voted upon and the results of the voting were as follows:

       1) An amendment of the Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000 was approved by the stockholders in the Annual Meeting on May 16,1996. A Certificate of Amendment was filed with the State of Delaware on August 9, 1996. The number of shares voting in favor of the increase were 10,793,666 shares, while 2,632,643 shares were voted against the proposal, and 26,441 shares abstained.

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.)       Exhibits

               Exhibit 11- Computation of net income per share           page 12

               Exhibit 27- Financial Data Schedule                       page 13

     b.)       Reports on Form 8-K

               None.

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

                                   COHERENT COMMUNICATIONS SYSTEMS
                                   CORPORATION

                                   By: /S/ Michael P. Gendron
                                       ---------------------------------------
                                       Michael P. Gendron
                                       Vice President & Chief Financial Officer

       Date: August 14, 1996

                                EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION

    11                               COMPUTATION OF NET INCOME PER SHARE


    27                               FINANCIAL DATA SCHEDULE