Form 10-K/A
period 1995-12-31
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1996-08-29
CIK 921147

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1995

                           COMMISSION FILE NO. 0-24303


                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                            11-2162982
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                             44084 RIVERSIDE PARKWAY
                            LANSDOWNE BUSINESS CENTER
                            LEESBURG, VIRGINIA 22075
                                 (703) 729-6400

               (Address of principal executive offices) (Zip Code)
              (Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

          Title of each class                           Name of each exchange on
                                                                which registered

          None                                                    Not applicable

Securities registered pursuant to section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 495 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. / /

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 22, 1996, was approximately $206,578,900 based on the sale price of the Common Stock on March 22, 1996, of $22, as reported by the NASDAQ National Market System. As of March 22, 1996, the registrant had outstanding 14,902,292 shares of its Common Stock, par value $.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1996 are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

Coherent Communications Systems Corp.




                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     (a) The following documents are filed as part of this Annual Report on Form 10-K:

     1.  Consolidated Financial Statements:
         The consolidated financial statements filed as a part of this report is listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" at Item 8.

     2.  Consolidated Financial Statement Schedule:
         The consolidated financial statement schedule filed as part of this report is listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" at Item 8.

         Schedules other than those listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are omitted for the reason that they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

     (b) REPORTS ON FORM 8-K. During the fourth quarter ended December 31, 1995 the Company filed a report on Form 8-K dated October 25, 1995 as amended by a report on Form 8-K/A dated October 25, 1995.

     (c) Exhibits:

         The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. Exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. All other exhibits are being filed with this report.

   Exhibit No.                             Description
   -----------                             -----------


        3(i) - Certificate of Incorporation of the Company, as amended by a Certificate of Amendment.(3)(Exhibit 3.1(i))

       3(ii)  -  By-laws of the Company as amended.

         4.1 - Specimen stock certificate representing the Common Stock.(3) (Exhibit 4.1)

        10.1 - Administrative Services Agreement dated as of December 1, 1993, between the Company and Safeguard Scientifics, Inc.(3)
                 (Exhibit 10.1)

        10.2 - Asset Purchase Agreement dated as of March 18, 1987 between COMSAT Telesystems, Inc. and the Company.(1)(Exhibit 10.2)

       *10.3  -  1982 Stock Option Plan.(1)(Exhibit 10.3)

       *10.4  -  1993 Equity Compensation Plan, as amended and restated.(3)
                 (Exhibit 10.4)

     *10.4.1  -  Stock Ownership Plan

       *10.5  -  Form of Non-Qualified Stock Option Agreement of the Company for
                 Employees.(2)(Exhibit 10.5)

       *10.6  -  Form of Non-Qualified Stock Option Agreement of the Company for
                 Directors.(2)(Exhibit 10.6)

       *10.7  -  Form of Incentive Stock Option Agreement of the Company for
                 Employees.(2)(Exhibit 10.7)

        10.8 - Lease dated as of February 1, 1980, as amended, between LE-AX Corp. and the Company, for the property at 60 Commerce Drive, Hauppauge, New York.(1)(Exhibit 10.8)

      10.9.1  -  Lease dated as of July 31, 1992 between Linpro Lansdowne Two
                 Limited Partnership and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.1)

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      10.9.2  -  Sublease dated as of August 1993 between G.D. Searle & Co. and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.2)

       10.10 - Lease dated as of October 15, 1990 between Kibswell Holdings Limited and the Company, for the property at Unit B The Quadrant, Barton Lane, Abingdon, England.(1)(Exchange 10.10)

       10.11 - Tax Agreement dated January 1, 1983 between Safeguard Scientifics, Inc. and the Company.(1)(Exhibit 10.11)

      *10.12  -  Severance and Non-Competition Agreement dated as of February
                 10, 1994 between Daniel McGinnis and the Company.(1)(Exhibit 10.12)

       10.13 - Form of Demand Promissory Note of Safeguard Scientifics, Inc., dated April 2, 1993, payable to the Company, as amended by letter Agreement dated January 12, 1994.(1)(Exhibit 10.13)

       10.14 - Form of Promissory Note of the Company payable to Safeguard Scientifics, Inc. with respect to the redemption of redeemable convertible preferred stock.(3)(Exhibit 10.14)

       10.15 - Supply and License Agreement dated February 7, 1992, between the Company and TRT Telecommunications Radioelectriques et Telephoniques.(1)(Exhibit 10.15)

       10.16 - International Distribution Agreement dated as of January 2, 1992 between the Company and Cohpac Communications Systems Pty Limited.(1)(Exhibit 10.16)

       10.17 - North America Value Added Reseller Agreement dated as of December 7, 1992 between the Company and Wandel & Goltermann Inc.(1)(Exhibit 10.17)

      *10.18  -  Management Incentive Compensation Plan, as adopted by the
                 Company.(2)(Exhibit 10.18)

       10.19 - License Agreement, effective as of June 1, 1994, between the Company and Systems Technology Associates, Inc. (3)(Exhibit 10.19)

      *10.20  -  Notes of Daniel L. McGinnis dated October 19, 1994 and December
                 20, 1994, payable to the Company. (4) (Exhibit 10.20)

     **10.21  -  Value Added Reseller Agreement dated December 31, 1992 as amended June 13, 1995 between the Company and Nokia Telecommunications Oy

        11.1  -  Computation of net income per share.

        21.1  -  Subsidiary of registrant.

        23.1  -  Consent of KPMG Peat Marwick LLP.

- ----------------

(1) Filed on March 31, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (No.33-77160) and incorporated by reference.

(2) Filed on May 24, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #1 (No.33-77160) and incorporated by reference.

(3) Filed on June 10, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #2 (No.33-77160) and incorporated by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

*   Management contracts for compensatory plan or arrangement.

** Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Coherent Communications Systems Corp.



    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


                                   By:   /s/ Michael  P. Gendron
                                       -----------------------------------------
                                         Michael  P. Gendron
                                         Vice President, Chief Financial Officer

                                   Date: August 28, 1996

Coherent Communications Systems Corp.



                                  EXHIBIT INDEX

The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses. The page numbers listed refer to the page numbers where such exhibits are located using the sequential numbering system specified by Rule 0-3.


   Exhibit No.                             Description
   -----------                             -----------


        3(i) - Certificate of Incorporation of the Company, as amended by a Certificate of Amendment.(3)(Exhibit 3.1(i))

       3(ii)  -  By-laws of the Company as amended.

         4.1 - Specimen stock certificate representing the Common Stock.(3) (Exhibit 4.1)

        10.1 - Administrative Services Agreement dated as of December 1, 1993, between the Company and Safeguard Scientifics, Inc.(3)(Exhibit 10.1)

        10.2 - Asset Purchase Agreement dated as of March 18, 1987 between COMSAT Telesystems, Inc. and the Company.(1)(Exhibit 10.2)

       *10.3  -  1982 Stock Option Plan.(1)(Exhibit 10.3)

       *10.4  -  1993 Equity Compensation Plan, as amended and restated.(3)
                 (Exhibit 10.4)

     *10.4.1     Stock Ownership Plan

       *10.5  -  Form of Non-Qualified Stock Option Agreement of the Company for
                 Employees.(2)(Exhibit 10.5)

       *10.6  -  Form of Non-Qualified Stock Option Agreement of the Company for
                 Directors.(2)(Exhibit 10.6)

       *10.7  -  Form of Incentive Stock Option Agreement of the Company for
                 Employees.(2)(Exhibit 10.7)

        10.8 - Lease dated as of February 1, 1980, as amended, between LE-AX Corp. and the Company, for the property at 60 Commerce Drive, Hauppauge, New York.(1)(Exhibit 10.8)

      10.9.1  -  Lease dated as of July 31, 1992 between Linpro Lansdowne Two
                 Limited Partnership and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.1)

      10.9.2  -  Sublease dated as of August 1993 between G.D. Searle & Co. and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.2)

       10.10 - Lease dated as of October 15, 1990 between Kibswell Holdings Limited and the Company, for the property at Unit B The Quadrant, Barton Lane, Abingdon, England.(1)(Exchange 10.10)

       10.11 - Tax Agreement dated January 1, 1983 between Safeguard Scientifics, Inc. and the Company.(1)(Exhibit 10.11)

      *10.12  -  Severance and Non-Competition Agreement dated as of February
                 10, 1994 between Daniel McGinnis and the Company.(1)(Exhibit 10.12)

       10.13 - Form of Demand Promissory Note of Safeguard Scientifics, Inc., dated April 2, 1993, payable to the Company, as amended by letter Agreement dated January 12, 1994.(1)(Exhibit 10.13)

Coherent Communications Systems Corp.



       10.14 - Form of Promissory Note of the Company payable to Safeguard Scientifics, Inc. with respect to the redemption of redeemable convertible preferred stock.(3)(Exhibit 10.14)

       10.15 - Supply and License Agreement dated February 7, 1992, between the Company and TRT Telecommunications Radioelectriques et Telephoniques.(1)(Exhibit 10.15)

       10.16 - International Distribution Agreement dated as of January 2, 1992 between the Company and Cohpac Communications Systems Pty Limited.(1)(Exhibit 10.16)

       10.17 - North America Value Added Reseller Agreement dated as of December 7, 1992 between the Company and Wandel & Goltermann Inc.(1)(Exhibit 10.17)

      *10.18  -  Management Incentive Compensation Plan, as adopted by the
                 Company.(2)(Exhibit 10.18)

       10.19 - License Agreement, effective as of June 1, 1994, between the Company and Systems Technology Associates, Inc. (3)(Exhibit 10.19)

      *10.20  -  Notes of Daniel L. McGinnis dated October 19, 1994 and December
                 20, 1994, payable to the Company.(4) (Exhibit 10.20)

     **10.21  -  Value Added Reseller Agreement dated December 31, 1992 as amended June 13, 1995 between the Company and Nokia Telecommunications Oy

        11.1  -  Computation of net income per share.

        21.1  -  Subsidiary of registrant.

        23.1  -  Consent of KPMG Peat Marwick LLP.

- ----------------

(1) Filed on March 31, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (No.33-77160) and incorporated by reference.

(2) Filed on May 24, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #1 (No.33-77160) and incorporated by reference.

(3) Filed on June 10, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #2 (No.33-77160) and incorporated by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

*   Management contracts for compensatory plan or arrangement.

** Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.