Form 10-Q
period 1996-09-30
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1996-11-13
CIK 921147

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarterly Period Ended September 30, 1996     Commission File No. 0-24303
                           ------------------                         -------

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   11-2162982
------------------------------                    -----------------------------
(State of Incorporation of Other Jurisdiction     (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

 44084 Riverside Parkway Landsdowne Business Center, Leesburg, VA       22075
-------------------------------------------------------------------   ----------
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

                                Yes / X / No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996:

Class                                               Number of Shares Outstanding
Common Stock, Par Value $.01 Per Share                    15,087,022    Shares
                                                    -------------------

Note:  This is Page 1 of a document consisting of 13 pages.

                     COHERENT COMMUNICATIONS SYSTEMS CORPORATION


                                                                                   PAGE
                                                                                   ----
                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
  September 30, 1996 (Unaudited) and December 31, 1995 ......................       3

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  Three and Nine Months Ended September 30, 1996 and 1995 ...................       4

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
  Nine Months Ended September 30, 1996 and 1995 .............................       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) ......................       6

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...........................      7-9

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K ....................................      10

SIGNATURES ..................................................................      11

EXHIBIT 11-COMPUTATION OF NET INCOME PER SHARE ..............................      12

EXHIBIT 27-FINANCIAL DATA SCHEDULE ..........................................      13

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS EXCEPT SHARES)

                                                                                  SEPTEMBER 30,  DECEMBER 31,
          ASSETS                                                                      1996           1995
                                                                                  -------------  ------------
                                                                                   (UNAUDITED)
Current assets:
          Cash and cash equivalents                                                   $12,383      $ 3,352
          Accounts receivable - trade, less allowances
          ($611 -1996 and $449 -1995)                                                  11,300        8,068
          Notes receivable from related parties                                            --        7,125
          Inventories                                                                   3,519        2,769
          Other assets                                                                  1,208        1,670
                                                                                      -------      -------
            Total current assets                                                       28,410       22,984
Property, plant and equipment, net                                                      3,590        2,933
Goodwill                                                                                1,443        1,583
Other assets                                                                            1,133        1,116
                                                                                      -------      -------
          Total Assets                                                                $34,576      $28,616
                                                                                      =======      =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
          Accounts payable                                                            $   920      $   862
          Accrued expenses                                                              2,981        2,707
          Notes payable to related party                                                   --        1,000
          Notes payable                                                                   700          949
          Income taxes payable                                                          1,998        1,473
                                                                                      -------      -------
            Total current liabilities                                                   6,599        6,991
Non-current liabilities:
          Notes payable to related party                                                   --        1,000
          Deferred taxes                                                                  177          177
                                                                                      -------      -------
          Total liabilities                                                             6,776        8,168
                                                                                      -------      -------
Stockholders' equity:
          Common stock, par value $.01 a share; authorized - 100,000,000 shares;
             issued and outstanding, 15,075,000 shares - 1996
             and 14,733,000 shares - 1995                                                 151          147
          Additional paid-in capital                                                    9,563        9,058
          Retained earnings (from December 31, 1993)                                   18,086       11,243
                                                                                      -------      -------
          Total stockholders' equity                                                   27,800       20,448
                                                                                      -------      -------
          Total Liabilities and Stockholders' Equity                                  $34,576      $28,616
                                                                                      =======      =======

   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      (Unaudited)                  (Unaudited)
                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                -----------------------       -----------------------
                                                  1996           1995           1996           1995
                                                --------       --------       --------       --------
Net sales                                       $ 14,102       $ 11,018       $ 38,376       $ 31,799
Cost of  sales                                     5,228          4,406         14,119         12,521
                                                --------       --------       --------       --------
Gross profit                                       8,874          6,612         24,257         19,278
                                                --------       --------       --------       --------
Expenses:
       Selling                                     2,209          1,624          5,969          4,765
       Product development and engineering         1,741          1,179          4,645          3,667
       General and administrative                  1,208            834          3,263          2,414
       Interest income, net                         (108)          (132)          (333)          (443)
                                                --------       --------       --------       --------
Total expenses                                     5,050          3,505         13,544         10,403
                                                --------       --------       --------       --------
Pre-tax income                                     3,824          3,107         10,713          8,875
Income tax expense                                 1,379          1,243          3,870          3,550
                                                --------       --------       --------       --------
       Net income                               $  2,445       $  1,864       $  6,843       $  5,325
                                                ========       ========       ========       ========
 Net income per common share                    $   0.16       $   0.12       $   0.44       $   0.34
                                                ========       ========       ========       ========
 Average common shares outstanding                15,479         15,556         15,472         15,441
                                                ========       ========       ========       ========

   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (AMOUNTS IN THOUSANDS)                              (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            -----------------------
                                                                              1996           1995
                                                                            --------       --------
OPERATING ACTIVITIES:
Net income                                                                     6,843          5,325
Adjustments to reconcile net income
   to cash from operating activities:
     Depreciation and amortization                                               936            514
Changes provided by (used in) operating activities:
      Receivables                                                             (3,232)        (2,622)
      Inventories                                                               (750)          (636)
      Other current assets and other assets                                      445            (15)
      Accounts payable                                                            58            549
      Accrued expenses                                                           274            720
      Income taxes payable                                                       525            947
                                                                            --------       --------
Cash provided by operating activities                                          5,099          4,782
                                                                            --------       --------
Investing activities:
     Decrease (increase) in notes receivable from related parties, net         7,125         (1,980)
     Notes receivable- long term                                                               (391)
     Expenditures for property, plant and equipment                           (1,453)        (1,026)
                                                                            --------       --------
Cash provided by (used in) investing activities                                5,672         (3,397)
                                                                            --------       --------
Financing activities:
     Exercise of stock options                                                   509            862
     Decrease in notes payable                                                (2,249)        (1,000)
                                                                            --------       --------
Cash used in financing activities                                             (1,740)          (138)
                                                                            --------       --------
Increase in cash and cash equivalents                                          9,031          1,247
Cash - beginning of period                                                     3,352          2,473
                                                                            --------       --------
Cash - end of period                                                        $ 12,383       $  3,720
                                                                            ========       ========
Supplemental disclosure of cash flow information
   Cash paid for:
     Interest                                                               $     61       $    100
     Income taxes                                                           $  3,345       $  2,604

     See accompanying notes to unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PRESENTATION

         The consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the three and nine months ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

         These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995.

(B)   INVENTORIES

         Inventories are stated at the lower of cost, on a FIFO basis, or market and consist of the following:

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                       1996                1995
                                                    -------------       ------------
Raw materials                                         $2,667              $1,924
Work-in-progress                                         788                 738
Finished goods                                            64                 107
                                                      ------              ------
                                                      $3,519              $2,769
                                                      ======              ======

(C)   RELATED PARTY TRANSACTIONS

         During 1993, Safeguard Scientifics, Inc. ("Safeguard") and the Company entered into an agreement whereby the company would lend to Safeguard a portion of its excess cash and receive a negotiated interest rate which was higher than the rate the Company might realize by independently investing the funds, but which was less than Safeguard's cost of funds. Interest accrues on the unpaid principal balance at Safeguard's cost of funds less 1%.. The balance of the note was paid in full as of September 30, 1996.

(D)  OTHER ASSETS

         In June 1996, the Company exercised its warrants to purchase 4,140,913 shares of Seattle Silicon, using a $1,000,000 note due from Seattle Silicon to fund the purchase. The Company renegotiated the remaining $400,000 note from Seattle Silicon (dated July 14,1994) to defer payment until September 30, 1997. The interest accruing on the $400,000 note, at 7%, is paid to the Company monthly.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

         Net sales for the three and nine months ended September 30, 1996 increased 28% and 21%, respectively, compared to the same period in 1995. Net income increased by 31% and 29%, respectively, for the same periods, primarily the result of higher sales and modestly higher margins.

         The following table sets forth, for the periods indicated, selected statements of income and expense data as a percentage of net sales:

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,        SEPTEMBER 30,
                                             ---------------       ---------------
                                             1996       1995       1996       1995
                                             ----       ----       ----       ----
Net Sales
      Transmission products                    86%        82%        85%        85%
      Teleconferencing products                14         18         15         15
                                             ----       ----       ----       ----
      Total net sales                         100        100        100        100
      Cost of sales                            37         40         37         39
                                             ----       ----       ----       ----
Gross Profit                                   63         60         63         61
Expenses
      Selling                                  16         15         15         15
      Product development & engineering        12         11         12         12
      General and administrative                9          7          9          7
      Interest income, net                     (1)        (1)        (1)        (1)
                                             ----       ----       ----       ----
      Total expenses                           36         32         35         33
                                             ----       ----       ----       ----
      Pre-tax income                           27%        28%        28%        28%
                                             ====       ====       ====       ====

         The increase in transmission sales, as compared to prior year's quarter ended September 30, were mostly from the North America and Asia-Pacific regions. Some of the larger sales contributing to the third quarter's financial results were from shipments to NEC for use in Brazil and ASCII Corporation in the Asian market, and with Motorola, AT&T Wireless and DSC Communications in the North American region.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

         Teleconferencing sales continue at about $2.0 million per quarter. The Company anticipates continued price pressure on teleconferencing products due to the highly competitive environment.

         Backlog may fluctuate since echo canceller products represent capital purchases for the Company's customers and may be affected by seasonal and other business cycles and order cancellation. The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and accordingly, the Company generally has less than two months net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog. The Company charges a 20% re-stocking fee for purchase order cancellation except in cases where the cancellation request was made greater than 30 days prior to the scheduled delivery date and no prior cancellation request had been delivered by the prospective customer. The backlog of orders at September 30, 1996 was approximately $10.0 million.

         Gross profit as a percentage of net sales for the three and nine months ended September 30, 1996 was 63% compared to 60% and 61% for the quarter and year to date 1995. The increase in gross profit margin over last year is due primarily to the product mix of hardware products with a lower product cost, and software products augmented by favorable volume variances from higher transmission sales.

         Selling and marketing expenses for the three and nine months ended September 30, 1996 increased by $.6 million and $1.2 million, respectively, while increasing to 16% and 15% of net sales for the three and nine months ended September 30, 1996 compared to 15% in the comparable periods of 1995. The increased spending was primarily attributable to additional sales and marketing positions to expand our international presence and the marketing introduction of the Consortium(TM) product. During the second quarter of 1996, the Company enlarged its Technical Assistance Center. The Company will continue to expand its sales presence geographically to support the Company's plans for growth.

         Product development and engineering expenses increased by $.6 million and $1.0 million in the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. As a percentage of sales, expenses were 12% for each of the three month period and nine months ended September 30, 1996 compared to 11% and 12% in the comparable periods in 1995. The increase in product development and engineering expense was primarily a result of investments in voice enhancement software products, and a new echo canceller in the transmission product line and new software features for the Consortium(TM) Conference Bridge. The Company will continue to make comparable investments in product development to grow its business.

         General and administrative expenses increased from 7% to 9% of sales for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The increased spending is attributable to administrative costs required to support the Company's continued growth. The decrease in the effective tax rate was due to tax benefits recorded on export sales during 1996.

       LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to generate sufficient cash from operations to fund its working capital needs and for capital expenditures. Days sales outstanding in accounts receivable improved in the quarter as a result of continued aggressive collection efforts. Inventory balance decreased during the quarter by approximately $.6, improving the inventory turns from 4.7 in June to 5.9 as of September 30, 1996.

         Capital expenditures for the nine months ended September 30, 1996 were $1.5 million. Management anticipates that capital expenditures for 1996 will approximate $2.5-$3.0 million dollars, primarily for the purchase of product development and manufacturing equipment.

         The Company has agreed to lease a new facility for its worldwide headquarters. Construction of the facility commenced in September 1996 and is expected to be completed in September 1997. The Company's lease will be for a term of 15 years, beginning upon the completion date of the facility. Available space will be tripled.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

         The Company currently anticipates that cash generated from operations, existing cash balances and amounts expected to be available on an unused, uncommitted bank line of credit will be sufficient to satisfy its operating cash needs through 1997. During 1996 the Company increased its unused, uncommitted line of credit from $5,000,000 to $10,000,000. Advances under this line are subject to approval by the bank prior to disbursement. Should a need for cash arise, the Company would consider using this line of credit, or could seek additional public or private debt or equity financing to fund its growth opportunities.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

      PART II: OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

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

                              COHERENT COMMUNICATIONS SYSTEMS
                              CORPORATION

                              By: /s/ Michael P. Gendron
                                  --------------------------------------------
                                      Michael P. Gendron
                                      Vice President & Chief Financial Officer

Date: November 14, 1996