Form 10-K405
period 1996-12-31
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1997-03-28
CIK 921147

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996

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


                     Common Stock, Par Value $.01 Per Share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 495 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 13, 1997, was approximately $153,044,650 based on the sale price of the Common Stock on March 13, 1997, of $16.75 as reported by the NASDAQ National Market System. As of March 13, 1997, the registrant had outstanding 15,146,522 shares of its Common Stock, par value $.01 per share.

Documents incorporated by reference

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997 are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

Coherent Communications Systems Corporation



                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

                               INDEX TO FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Item                                                                       Page
No.                                                                         No.
----                                                                       ----
                                     Part I

   1  Business...............................................................  3

   2  Properties............................................................. 14

   3  Legal Proceedings...................................................... 14

   4  Submission of Matters to a Vote of Security Holders.................... 14

                                     Part II

   5  Market for Registrant's Common Equity and Related Stockholder Matters.. 15

   6  Selected Consolidated Financial Data................................... 15

   7  Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................. 16

   8  Financial Statements and Supplementary Data............................ 19

   9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................. 34

                                    Part III

  10  Directors and Executive Officers of the Registrant..................... 34

  11  Executive Compensation................................................. 34

  12  Security Ownership of Certain Beneficial Owners and Management......... 34

  13  Certain Relationships and Related Transactions......................... 34

                                     Part IV

  14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........ 35

Coherent Communications Systems Corporation

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

ITEM 1.           BUSINESS

         Coherent Communications Systems Corporation, a Delaware corporation ("Coherent" or "the Company"), develops, manufactures and markets voice quality enhancement products for wireless (including digital cellular and Personal Communication Systems ("PCS")), satellite-based, Cable Communication Systems, and wireline telecommunications systems throughout the world. Coherent's principal product lines are transmission products and teleconference products. The Company's transmission and teleconference products utilize proprietary high speed reduced instruction set computer ("RISC") microchip along with proprietary software to enhance the quality of voice communications during a telephone call. The Company's products are compatible with domestic and foreign telecommunications systems.

         The Company's transmission products include standalone echo cancellers, integrated echo cancellers, and echo canceller platforms that enhance voice quality in several ways, including eliminating electrical and acoustic echoes inherent in modern telecommunications systems. The technological advances incorporated into telecommunications systems, such as wireless and digital transmission technology, speech compression, fiber optic transmission lines and satellite links, make echo canceller products an essential component of most digital telecommunications networks. The Company's transmission products are designed to support a variety of speech enhancement functions in addition to echo cancellation. Sculptured Sound(R), Netreach(R) and Enhanced Audio Plus(TM) are three released examples of this strategy. Sculptured Sound was introduced in early 1995 and is designed to automatically optimize speech levels in a variety of local, long distance and cellular networks. Enhanced Audio Plus, Outreach and other software products which have been developed by the Company may be incorporated into new transmission products or marketed to existing transmission product customers of the Company that desire enhanced audio quality and functionality. The Company sells its transmission products to network operators and other end-users through its direct sales force and third-party distributors, and also to telecommunications equipment manufacturers through its direct sales force. Users of the Company's transmission products include telecommunications network operators throughout the world, such as British Telecommunications PLC ("British Telecom"), Deutsche Bundespost, AT&T Wireless, Motorola, Kokusai Denshin Denwa Co., Ltd., Telefonos de Mexico, SA, Teleglobe Canada Inc., PTT Telecom Logistics (Netherlands) and Telia Mobitel (Sweden).

         The Company has directed selling efforts for its transmission products extensively in international markets. During 1996, however, the Company increased its selling effort in the United States with a larger direct sales force. Competition is price sensitive. However, this issue has changed somewhat recently due to the release of improved standards and the demands for improved quality for digital wireless communications. The Company believes that the cost effective performance of the transmission products that have resulted from its focus on technological advancements will enable it to participate in the expansion of, and in the changes in, worldwide telecommunications systems, particularly in the areas of digital cellular, PCS and other wireless communications.

         During 1994 and early 1995, the Company introduced a second generation version of its EC-6000 digital echo canceller, which provides customers with two major new features. First, installation has been made simple and easy, reducing the traditional costs of installation. Second, the usefulness of the Company's echo cancellers has been expanded by the introduction of a series of software products including Enhanced Audio Plus, Sculptured Sound and Netreach. Another software product, Netwise(TM), enables the telephone company to mix voice, fax and video and data services on Integrated Services Digital Network "ISDN" circuits, thus improving the operators' use of their facilities.

         The Company's teleconference products include equipment and related software used in teleconferencing and in videoconferencing applications, such as distance learning and business television. These products include the Call Port(R), ConferenceMaster(R) and Voicecrafter(TM) lines of audio systems. Call Port provides a natural high quality, full-duplex, hands free audio connection to personal computers and workstations. ConferenceMaster provides group teleconferencing facilities for meeting rooms, and Voicecrafter provides full-duplex, high quality audio for videoconference systems.

         In October 1995, the Company purchased the technology, and related assets for the Consortium(TM) conference bridge teleconferencing product line. The Consortium is a modestly priced, user friendly

Coherent Communications Systems Corporation

teleconferencing bridge targeted to the corporate customer and other organizations that require multi-party teleconferencing for 24 - 96 participants. During 1996, as the product was introduced, the Company had modest sales.

         The Company utilizes an indirect distribution strategy in marketing teleconference products to end users through a network of more than 100 independent dealers and distributors throughout the world. The Company also directly markets teleconference products to equipment manufacturers and systems integrators, such as Intel, AT&T, British Telecom, CBCI Telecom and others.

Strategy

         The Company's objective is to be a leading provider of software configurable products that improve the voice quality and efficiency of telecommunications systems throughout the world. The Company's strategy for achieving this goal includes the following elements:

        o Expand Alliances with Telecommunications Network Operators and Equipment Manufacturers. In the course of developing and marketing its echo canceller and teleconference products, the Company has established strategic relationships with major telecommunications network operators, large manufacturers of telecommunications equipment, and telecommunications equipment distributors. The Company intends to continue to develop these relationships to keep abreast of the trends in telecommunications technology, to support customer needs as they arise, to expand the Company's distribution channels, and to identify additional product and market opportunities using the Company's proprietary technology. The Company believes that the numerous strategic alliances that the Company enjoys with much larger equipment manufacturers and network operators will further support the growth of the Company's business in all of its marketplaces and provide a basis for expansion into new markets. For example, the development of the Company's relationships with equipment manufacturers has led to several arrangements to include the Company's products and technology in large telecommunication systems project bids that the Company might not have been able to bid upon independently. Certain equipment manufacturers have entered into supply agreements with the Company for customized products designed and produced for the equipment manufacturers' specific application.

        o Support Wireless Telecommunication Systems. Speech compression performed in digital wireless networks delays speech to the degree that echo cancellation equipment is required on all calls, both local and long distance. As wireless telecommunications systems expand and convert to digital wireless systems and as PCS and low earth orbit satellite systems are implemented, the Company intends to continue to introduce software products aimed at supporting these new technologies. An example of the Company's efforts in this area is the 1995 introduction of Enhanced Audio Plus software, designed specifically for speech enhancement by controlling noise, gain and echo in digital wireless telephone systems. Additional products targeted for the wireless industry were under development in 1996.

        o Expand sales presence in worldwide markets. The Company has begun to open sales offices to serve growing markets in China, India, Eastern Europe, Japan and has been adding sales personnel in the USA. Late in 1996, offices were opened in Singapore, Tokyo and Beijing.

Transmission Products

          Background. Telecommunications networks are subject to many transmission system impairments that degrade the quality of local and long distance telephone service. One of the most serious of these impairments is "echo." Echo is a reflected signal that may be bounced back to a speaker at various points during the transmission to the listener. The degree of perception by the speaker of the echo is a function of the strength of the echo and the duration of the delay between the original transmission and the return of the echo. The longer the delay, the more significant the degradation in the clarity of the transmission. A 30 millisecond ("ms") delay in the return of the reflected signal will result in a perception that the voice clarity is hollow, or that the speaker is talking in a tunnel. A 500 ms delay would result in the speaker hearing complete words as an echo. The impairment in transmission quality caused by echo is capable of rendering conversation virtually impossible if active measures to control its effects are not employed.

          Speech signals travel throughout the inter-exchange telephone network on 4-wire trunks, consisting of two separate paths where each path is dedicated to a particular direction of travel. When these signals arrive at a local telephone company central office they must be converted so they can be transmitted over the 2-wire local loop

Coherent Communications Systems Corporation

between central office and the remote subscriber. This conversion is performed by a device called a 2- to 4-wire converter.

          The local loop between the central office and the subscriber is not ideal and its characteristics can change with time, temperature and humidity. For this reason, the conversion is never perfect and some of the speech going to the telephone is reflected back and appears in the speech path coming from the telephone. This is called echo. This echo is perceived at the other end of the call where the person speaking into the telephone handset hears his own voice returning back to him.

          The strength or amplitude of the echoed signal is dependent on the impedance mismatch at the 2-wire to 4-wire converter. The time delay in receipt of the reflected signal is dependent on the round trip delay in the speech path. In the case of copper-wire analog telecommunications networks, this delay is principally a function of the length of the speech path. Local telephone calls on an exclusive copper-wire system will generally involve no discernible echo while long distance calls increase the likelihood of significant echo. Time delay in modern telecommunications networks, which may incorporate copper wire, fiber optic lines, analog and digital transmission and conversion, international gateway switching, and satellite transmission, are also a function of the delays caused by signal processing at various points along the transmission route.

          In the case of telecommunications systems using satellite links, which have round trip delays of greater than 500 ms, the impairment is very severe, resulting in a strong, distinct, and very objectionable echo during speech. Digital transmission methods introduce additional signal delays due to the additive effects of switching and processing inside each piece of digital network equipment. This processing increases the round trip delay and can result in objectionable echo even on short distance links. The use of fiber optic links further increases the requirement for echo cancellation. The time it takes to transmit a signal through fiber optic cable is considerably more than through copper cable or microwave. As a result, echo problems may occur on even relatively short fiber links compared to copper cable or microwave links. As existing long-distance routes are converted to fiber-optic transmission media, echo cancellers are needed to preserve high-quality service.

          During the 1970s, telecommunications companies attempted to deal with the system problems caused by echo, principally in satellite circuits, through the technique of echo suppression. An echo suppression system is essentially a voice-activated switch that attempts to permit the speaker to transmit but then turns off the circuit to the speaker in an attempt to block an echo signal. The use of echo suppressers to reduce echoes caused other transmission problems, including chopped first syllables, artificial volume adjustments and the inability of two persons to talk at the same time. These problems reduced the ability to provide a natural conversation environment on echo suppresser-equipped telecommunications systems.

          Echo cancellation technology was deployed during the 1980s to address the problems caused by echo in telecommunications transmission systems without the drawbacks of the echo suppression methodology. Echo cancellers make use of high speed digital signal processing techniques to develop a model of the returning echo. This echo model is subtracted from the echo return path and in a well-designed echo canceller can provide more than 30 decibels ("dB") of echo return loss enhancement to the voice circuit. Since some small residual echo will still remain in the return path, the echo canceller also includes an additional circuit called a non-linear processor that will remove this residual echo from the path during single talker speech. Total echo cancellation in a high quality echo canceller is in the order of 65-70 dB.

          The Company expects that its transmission product sales will increase in five main markets: digital wireless telephony, co-axial cable communications, long distance telephony, speech enhancement and network management. The Company is not aware of any independent market surveys that project potential demand for transmission products in any of these markets, and it is difficult to forecast such demand for the speech enhancement and network management markets because these markets are new and no historical information is available. However, independent forecasts call for an increase in the total number of digital wireless subscribers from one million, in 1993, to 100 million, in the year 2000. Even in the face of declining transmission product prices due to technological advancements, the Company believes it could experience significant sales growth if the size of the digital cellular telephony market alone grows as projected. The Company estimates that a majority of digital wireless networks, including networks utilizing present technology and the developing PCS and low earth orbit systems technologies, will need to employ echo cancellers due to their use of digital speech compression, which causes delay and resultant echo. Potential customers requiring echo cancellers in these four markets include all telephone operating companies and are not limited to the cellular or long distance operators to whom the Company currently sells its transmission products.

Coherent Communications Systems Corporation

          Products. The Company offers a broad range of echo canceller products to satisfy the needs of public and private telecommunications networks, satellite networks, digital cellular networks, international gateway switches and terrestrial networks. Its principal echo canceller products are its EC-6000 in both T-1 and E-1 formats, its EC-7000 in E-1 format, and its related software products. The EC-6000 is designed to provide echo canceller capabilities in a variety of digital formats. The EC-6000 T-1 is designed for use in telecommunications systems using the United States T-1 carrier line standard while the EC-6000 E-1 is designed for use in telecommunications systems using the international CEPT carrier line standard prevalent outside the United States. The EC-6000 Dual Di-Group Digital Echo Canceller is a compact and low cost echo canceller designed to support one or two T-1 or CEPT lines for remote and private earth station applications. The EC-7000, introduced in July 1993, is specifically designed for echo cancellation in digital transmissions using the international CEPT standard, including modifications to the CEPT standard proposed by the European Telecommunications Standard Institute, and is sized for a particular European cabinet configuration. An EC-6000 unit in a 23 inch shelf, when fully loaded with 16 circuit boards, can provide echo cancellation for 384 telephone circuits under the T-1 standard and 480 telephone circuits under the CEPT standard. Depending upon the options included in the unit, such as software, redundant power supply boards, and varying levels of Company training and support included in the sale, the Company's echo canceller product prices generally range from $55 to $210 for each telephone circuit supported.

          The EC-6000 and EC-7000 utilize the Company's proprietary echo cancellation software and proprietary high speed RISC microchips. These products contain substantial speech processing power, of up to 132 million instructions per second ("MIPs") per line, compared to the less than 20 MIPs processing power of competitors' echo cancellers that do not use RISC technology. As a result of this processing power and speed, management believes that the Company's echo canceller products are able to react more quickly and comprehensively to network system echo problems than competitors' echo canceller products, and are more suited as a platform for additional software speech enhancement products.

          The Company introduced Audio Plus (1993), and Enhanced Audio Plus
(1995), for the digital wireless telephone network. These software products, which run on the Company's echo canceller hardware platform, are designed to improve digital cellular speech quality by addressing several sources of interference that degrade digital cellular telephone calls. The Company believes that Enhanced Audio Plus is the only available product that truly cancels acoustic echo in the wireless network.

          In early 1995, the Company introduced Sculptured Sound, a speech level optimization product that resides on its echo canceller platform. Sculptured Sound is designed to automatically adjust the speech level on all circuits of a T1 (24 channel) telephone link so that they are within the operating parameters of the telephone operating company. Speech levels in the international telephone network vary considerably and extreme variations can cause degradation in call quality.

          Distribution and Marketing. As of February 28, 1997, 27 employees on the Company's sales staff marketed the Company's transmission products directly to telecommunications network operators, telecommunications equipment manufacturers and distributors. The Company also indirectly markets echo canceller products to network operators and other end-users through distributors, which receive marketing and technical support from the Company's direct sales staff. The Company's distributors are generally responsible for sales to telephone companies in specific countries. For example, Wandel & Goltermann Inc. distributes echo cancellers in Canada, P.T. Metaplas distributes echo cancellers in Indonesia, and Telecommunications Systems Professionales distributes echo cancellers in Mexico. The Company does not usually grant distributors the exclusive right to distribute selected echo canceller products in their respective territories.

          The Company has entered into product development and sales agreements with Nokia Telecommunications Oy, of Finland ("Nokia"), and StrataCom, Inc., of the United States ("StrataCom"), pursuant to which the Company has custom designed echo canceller products for sale to such manufacturers, which incorporate the Company's products into their telecommunications switches. In 1994, the Company entered into a five-year renewable supply and license agreement with NEC Australia, and in 1992 entered into a ten-year supply and licensing agreement with TRT Telecommunications Radioelectriques Et Telephoniques ("TRT"), a French Affiliate of Philips N.V., pursuant to which NEC Australia and TRT each license an echo canceller design of the Company and purchase key components from the Company to enable NEC Australia and TRT to manufacture their own echo canceller products and market such products worldwide. NEC Australia has an exclusive right to market such products in Australia. TRT has an exclusive right to market such products in France, Switzerland, Scandinavia and French speaking Africa. Nokia and the Company have a written agreement establishing estimated purchases of the Company's products through 1999. StrataCom and TRT submitted advance notice of purchase requirements to the Company, StrataCom, NEC Australia and TRT have agreed to certain established purchase price terms that are

Coherent Communications Systems Corporation

dependent upon the quantity of products purchased. These four arrangements generated, in the aggregate, 22 % of the Company's total net sales for 1996. Pursuant to these arrangements, the Company's echo canceller products have been used as an adjunct to these four manufacturers in their bidding upon major telecommunications network expansion and upgrade construction projects. In November of 1995, TRT was acquired by Lucent which has continued performance under the contract.

          Product Development. During the last three fiscal years, the Company's total annual product development expenditures amounted to $4.0 million in 1994, $4.6 million in 1995 and $6.2 million in 1996, reflecting the Company's commitment to new product development and, in particular, the Company's focus on the development of new software products running on the echo canceller platforms and new teleconference products. Echo canceller product development has resulted, in the introduction of Enhanced Audio Plus, which truly cancels the acoustic echo in a wireless network, and the introduction of Netreach, which is capable of canceling far-end hybrid echo and Sculptured Sound level optimization. The Company currently is developing additional software products intended to take advantage of the echo canceller as a hardware platform that is strategically located in the telecommunications network infrastructure.

          Speech Enhancement. The Company's transmission products currently make use of several enhancement techniques designed to improve the intelligibility of speech and lower background noise during a telephone call. The Company intends to employ these and other technologies, such as advanced echo cancellation algorithms and noise cancellation, to develop dedicated speech enhancement products that will provide noticeable improvements in speech quality in both local and long distance telephone networks and the wireless environment. This improvement is possible without requiring major upgrades to switches, telephone instruments, or transmission lines by use of the Company's existing echo canceller equipment as a platform. This provides the Company with an immediate installed base of upgradeable products.

          Competition. The echo canceller industry is intensely competitive and is characterized by rapid rates of technological change and product obsolescence, price competition and competition in product specifications and capabilities. The Company experiences competition from a number of domestic and foreign companies, some of whom have substantially greater financial, manufacturing and marketing resources than the Company and offer a more complete product line of telecommunications equipment than that offered by the Company. The Company believes, however, that its focus on developing products with superior echo cancellation and advanced noise cancellation technology and related software products, and its alliances with other participants in the telecommunications industry, will enable it to compete effectively in its markets.

          Telecommunication Standards. Echo cancellers are critical components in a telecom carrier's high-revenue long distance circuits, and the quality of their performance is critical to customer satisfaction. International standards have been developed to ensure that these products provide a certified level of performance and that they do not interact in an adverse manner with other network equipment. The International Telecommunications Union, a division of the United Nations based in Geneva, Switzerland, is responsible for developing these global standards. In late 1994 Coherent joined the ITU, and is now an active member of this organization. In 1996, with the Company's encouragement and participation, the ITU released a new echo canceller standard which raises the quality level demands for canceller equipment. Coherent's membership in the ITU will help ensure not only that its products are fully compliant with evolving standards, but also that new standards will recognize the rapid achievement in telecommunications technology being developed by the Company.

Coherent Communications Systems Corporation

Teleconference Products

          Background. Teleconferencing is a communications technology through which individuals in two or more locations can exchange information by telephone or other communications medium as if they were face-to-face. In the last several years, the use of and applications for teleconference products have increased due to changing business practices that increasingly require compressed "time to market" demands for products and services. Decision making in today's competitive business environment demands accurate and timely exchange of information by individuals and groups often separated by significant distances. Telephones and facsimile machines have become essential business tools that facilitate communication in convenient and inexpensive formats. In many situations, however, information cannot be transferred effectively by standard telephones or in writing, and more natural communication is necessary, through teleconferencing or videoconferencing, which often serve as an effective substitute for time consuming and expensive business travel. The Company's products are used to provide the audio portion of a videoconferencing system. The key components of the Company's teleconference products consist of acoustic echo cancellation and noise cancellation equipment, microphones, loudspeakers, an amplifier and dialing/signaling equipment. The Company's teleconference products accept a voice signal through the microphone for transmission and deliver a received voice signal through a loudspeaker.

          Acoustic echo is present in every office environment. In a teleconference telephone, speech from the speaking party's end is amplified and sent to the listening party's loudspeaker. Some of this speech goes directly from the listening party's loudspeaker to the listening party's microphone, and some is reflected off the walls of the conference room and, after a time delay dependent on the size of the room, is also received by the listening party's microphone. To the microphone, the direct and reflected speech appear to be originating in the room and would normally be sent to the speaking party's end, where such speech would be heard as unwanted echo. The delayed speech is particularly objectionable and makes it very difficult to carry on a conversation. In order to eliminate this unwanted echo, traditional teleconference systems and speakerphones employ a "half-duplex" operation that simply turns off the microphone if speech is being received. This shut-off mechanism effectively blocks the echo from returning to the person that initiated the speech, but it produces negative side-effects: it blocks speech that is intended to be transmitted to the other party and allows the loudest person to capture the microphone. The result is a clipping of speech syllables at the beginning and end of sentences, which results in the remote party missing some of the conversation. Furthermore, this "half-duplex" operation can only be used for point-to-point, not multipoint, links and precludes multiple parties from speaking at the same time. To counter the problems and inconvenience associated with half-duplex conference phones, the Company's teleconference products eliminate echo electronically and allow the teleconference system to be live in both directions. This permits people to engage in natural conversation and enhances productivity by allowing more meaningful and timely communication.

          The market for teleconference products and services has grown significantly in the past three years. Reductions in basic technology development costs have enabled companies to reduce teleconference product prices and offer advanced technological features, which in turn have produced increased consumer demand for these products. In 1996 U.S. Robotics introduced a line of low cost teleconference products along with a major advertising campaign. Not only did this expand the sales of "speakerphones" significantly but it also shifted the distribution model from telecommunications product resellers to personal computer distributors and discount retailers.

          The Company believes the market for desktop video conferencing systems continued to grow at a rapid pace. There is continued pressure to lower costs in order to achieve even wider use of business use of personal videoconferencing systems that has been predicted by more than one industry observer.

          Products. The Company introduced its first teleconference product in 1989 and subsequently introduced products with advanced technology, such as one of the industry's first full duplex audio systems that worked with video codecs, which was introduced in 1990 and sold primarily to the videoconference marketplace, and the first full duplex conference telephone to include echo cancellation technology and an integrated dial pad, which was introduced in 1992. The Company was the first supplier of teleconference products to use a proprietary high speed RISC in its products, rather than a generic signal processor, and currently is the only company utilizing RISC technology in its teleconference products. As a result, the Company's products provide significantly more processing power and acoustic performance than competing products. For example, the ConferenceMaster conference telephone couples a network of proprietary RISC audioprocessing microchips with a DSP, and provides a processing resource of approximately 160 MIPs. The speech processing power contained in the Voicecrafter is approximately 750 MIPs. When compared to the typical DSPs used in other manufacturers' products, which have

Coherent Communications Systems Corporation

from 20 to 40 MIPs available, this additional processing power provides higher quality audio and very robust performance in adverse audio environments.

          Echo cancellation technology in the Company's full duplex teleconference products permits all microphones and loudspeakers in a point-to-point or multipoint link to be kept open at all times, allowing teleconference participants to talk freely and contemporaneously without any loss of quality. The echo cancellers operate under software control to compute speech models as speech occurs, and filter copies of the speech model (or echo) to ensure that echo is not transmitted to or heard at the distant end. The Company's teleconference products are designed to be used by small, medium and large users, in both narrow band (i.e., telephone quality) and wide band (i.e., higher fidelity, higher frequency audio quality) applications.

          All of the Company's teleconference products incorporate its proprietary Sculptured Sound voice quality enhancement technology, which allows clear, natural and undistorted conversation that is spontaneous and simultaneous, as in face-to-face communication. Sculptured Sound utilizes substantial speech microprocessing power to reproduce and deliver robust, high fidelity audio quality by reducing background noise and enhancing speech at high and low frequencies (i.e., treble and bass) that typically are eliminated in ordinary telephone transmission. The Company's teleconference products consist principally of the Call Port, ConferenceMaster, Voicecrafter, and the Consortium.

          Call Port is the first self contained, full-duplex, hands-free subsystem designed specifically to operate with a personal computer or workstation. It is designed to eliminate the need for an audio headset or handset when using audio-enabled applications, such as desktop videoconferencing, document collaboration, or speech recognition/response applications. It allows the user the free use of his hands while using an audio application and is designed to operate unobtrusively in open office environments. This product competes in a very price sensitive market segment and may be subject to volume or price declines.

          The ConferenceMaster line of conference telephones, which was introduced in January 1992, serves the meeting room marketplace and consists of full duplex audioconferencing systems that can service up to 40 participants in conference rooms and executive suites with areas of up to 800 square feet. The ConferenceMaster products are ergonomically designed, are equipped with two omnidirectional microphones, one loudspeaker, a dial pad and ringer, and can be connected to a standard telephone outlet. ConferenceMaster has been recognized for its outstanding industrial design by the Smithsonian Institution, which has acquired a sample for its permanent collection in the National Design Museum at the Cooper-Hewitt Museum in New York. While the product continues to be sold as a premium teleconferencing system capable of accommodating larger rooms and more participants than competing products, it is under pressure from lower priced competition.

          The Voicecrafter line of products is designed to supply highly interactive audio for group videoconferencing through a direct connection to a video codec, such as a videoconference room unit or desktop video system. The Voicecrafter product line has the longest echo cancellation span available in its class, allowing it to operative effectively in the widest range of acoustic environments. While the Voicecrafter 3000 was originally aimed at the growing, lower cost, roll-about videoconferencing market it has found increasing success in the rapidly growing "distance learning" market and such new markets as "telearraignment." Distance learning involves one or two way video in an educational environment with two way audio whereby remote classrooms can communicate with the instructor. Telearraignment is a term coined to describe the use of videoconferencing in a courtroom to minimize the transportation of prisoners.

          The Consortium Conference Bridge, acquired in a technology/asset acquisition in October 1995, incorporates the latest in DSP technology, in a user friendly conferencing bridge. Consortium allows multiple participants at several sites to communicate simultaneously in a "virtual conference room". The bridge provides a cost effective, turnkey solution for a company's audioconferencing needs. Simplified installation and training require less than half a day, and does not require a dedicated human operator to coordinate conferences. The product allows for up to 96 participants, in a managed environment which includes security code password protection, true duplex "all talker" audio, and exclusive echo cancellation for each port. Special features of the Consortium include an intuitive graphical user interface. It is expected that during 1997 a series of enhancements will be introduced.

          Due to the rapidly growing demand for hands free communication, Coherent's strategy to grow the teleconferencing part of their business will be to partner with OEMs who want to add hands free audio capability to their products rather than try to compete directly in each market.

Coherent Communications Systems Corporation

          Product Development. In developing teleconference products, the Company makes extensive use of the experience acquired in developing and marketing telephony echo cancellers. Teleconference telephone equipment requires not only acoustic echo cancellation but also line echo cancellation, which can be accomplished by employing technology that is very similar to the technology incorporated in the Company's echo canceller products. By promoting an active sharing of technology within the organization, the Company believes it has created a unique technical position in the industry, in that no other supplier of audio teleconference terminal equipment maintains any significant market or technical position in both telephony and acoustic echo cancellation. The Company's technology sharing and design and manufacturing capabilities are critical to the Company's future success because the teleconference products market is characterized by short product life cycles. In-house development and manufacturing capabilities typically shorten the Company's product development cycle, as compared to competitors that do not have such capabilities and must rely upon outsourcing to achieve component design or manufacture for subsequent product integration or sale.

          During the last three fiscal years, the Company's total annual product development expenditures increased from $4.0 million in 1994, to $4.6 million in 1995 and $6.2 million in 1996. Teleconference product development has resulted in the introduction of the Call Port, as well as new generations within the Company's Voicecrafter, Consortium and ConferenceMaster product lines.

          Distribution and Marketing. The Company has established a global sales and distribution network for teleconference products based upon projected worldwide growth in demand for teleconference products. Key employees of the Company are assigned to or located in these regions and are familiar with the requirements for transacting business in the various local markets. In addition, key alliances have been formed around the world with other companies and individuals that have broad technological expertise and significant distribution capabilities.

          The Company currently sells its teleconference products through distributors in North America, as well as through international distributors in Australia, Japan, Canada, France, Germany, the United Kingdom and other countries. In addition to selling its products through dealers and distributors to end users, the Company also sells teleconference products directly to equipment manufacturers and systems integrators, which integrate standard or custom teleconference products into their audio or video teleconference systems for later resale.

          Competition. Competition in the teleconference product market is intense and is primarily characterized by short product lives and rapidly declining prices. The Company has also encountered, and may in the future encounter, a form of indirect competition from telecommunications equipment manufacturers that integrate internally developed audio products in place of components previously sold to them by the Company.

          Given the competitive nature of the teleconference product market and constant new product introductions, no assurance can be given that the Company will be able to maintain a competitive price advantage over its competitors for any given product for any certain period of time. Intense competition within the teleconference product market has given rise to rapid rates of technological change, short product life cycles and product obsolescence, and price competition, and such competition is expected to intensify as product prices decline further.

          The Company believes that in order for it to be competitive in the teleconference product market, it must integrate its technology in OEM products. In order to achieve success in this market, the Company has structured its marketing and sales organization according to projected growth in teleconference product sales worldwide. In addition, the Company spends a substantial percentage of teleconference product net sales on product development.

Manufacturing Capability

          The Company purchases microchips and other hardware components of its products from a number of suppliers and is not materially dependent on any single supplier. Company designed proprietary RISC microchips are manufactured on behalf of the Company by two sources, one of which maintains a 90-day supply of such microchips in inventory for the Company. The Company incorporates its software into the RISC microchips and DSPs, and assembles and tests its products at the Company's manufacturing facility in Hauppauge, New York, before shipment to its customers. During 1996 the Company invested in several capital improvements to its manufacturing product testing process. The Company's in-house manufacturing capability allows the Company to adjust production to meet customer delivery schedules, to make production design changes quickly to respond to market needs and to closely monitor production quality. This capability is particularly advantageous since the Company competes in product markets defined by short product life cycles.

Coherent Communications Systems Corporation

          The Company is ISO-9001 certified. In order to obtain ISO-9001 certification, an international standard of manufacturing quality, a manufacturer must meet standards for control of procedures and pass an independent operational audit. This standard of manufacturing quality is important because many international companies require their vendors to satisfy this standard as a condition to commencing and maintaining a business relationship. ISO-9001 certification involves satisfaction of quality standards company-wide, not solely in manufacturing.

Backlog and Cancellation Policy

          The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and, accordingly, the Company generally has less than two-months net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog. The Company's total backlog of product orders as of December 31, 1996 was approximately $ 5.7 million. The Company expects that all of this backlog will be filled during the current year.

          The Company has a policy to charge a 20% restocking fee for a purchase order cancellation, except in cases in which the cancellation request was received more than 30 days prior to the scheduled delivery date and no prior cancellation request had been previously delivered by the prospective customer.

Patents and Trademarks

          The Company relies upon its know-how and trade secrets as well as upon its patents to develop and maintain its competitive position. Although the Company believes its patents are valuable, it also believes its future success depends primarily on its technical and engineering competence and the creative skills of its employees. The Company attempts to protect its proprietary information through the use of confidentiality agreements with employees and through other security measures, although there can be no assurance that these measures will be adequate to protect the Company's interests.

          The Company owns or holds rights under a total of seven patents granted by the United States Patent Office, three of which relate to echo canceller product technology, and four of which relate to other aspects of the Company's product lines. In mid-1995 the Company entered into a non-exclusive license agreement to acquire the rights to 50 patents in basic noise cancellation technology.

          The Company has filed foreign patent applications which are currently pending. The Company has obtained a design patent on its ConferenceMaster product in both the United Kingdom and Canada. There can be no assurance that the Company's current patents will be upheld as valid. Numerous patents on various communications technologies are held by others, including competitors of the Company. Such patents could inhibit or restrict the Company's ability to develop new products. If there is a conflict between products of the Company and its competitors' patents or between its competitors' products and the Company's patents, it could be very costly for the Company to enforce its rights in an infringement action or defend itself in an infringement action brought by another party against the Company. No assurance can be given that in the future the Company will not be subject to actions by competitors or others claiming that the Company's products infringe upon their patents.

          The Company strives to protect tradenames and marks through registration. The Company owns United States registered trademarks, including "ConferenceMaster," "Linemate," "Sculptured Sound" and "Enhancing the Way the World Communicates" and claims rights to other trademarks, including "Audio Plus," "Consortium, " "Voicecrafter," "Enhanced Audio Plus," and "Virtual Presence."

Employees

          As of March 14, 1997 the Company had 202 full-time employees, 43 of whom were engaged in product development, 54 of whom were engaged in sales and marketing, 19 of whom were engaged in finance and administration, 71 of whom were engaged in operations and 15 of whom served in multiple disciplines of the Company's operations. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

Coherent Communications Systems Corporation

Warranty Policy

          The Company's transmission products are backed by a warranty, which generally provides that the Company will repair or replace any defective product prior to the passage of the earlier of 18 months from the mailing date of the product invoice or 12 months from the date of product installation. Teleconference products provide for repair or replacement of defective parts for up to 3 years from date of purchase. The Company does not have any significant warranty claims outstanding.

Customers

     One customer accounted for 12%, 18% and 11% of net sales for 1996, 1995 and 1994, respectively. A different customer accounted for approximately 12% of 1995 net sales.

Export Sales

     Marketing in foreign countries is accomplished through independent sales representatives paid on a commission basis and through a sales office in England, Japan and Singapore. Export sales accounted for 69%, 75% and 71% of the Company's net sales in 1996, 1995 and 1994, respectively. Sales are principally denominated in U.S. dollars. During 1996, 1995 and 1994, net sales into Europe, Africa and the Middle East contributed 42%, 51% and 50%; net sales into Asia/Pacific contributed 18%, 20% and 10%; and net sales into other foreign countries accounted for 9%, 4% and 11%, respectively.

Coherent Communications Systems Corporation

EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the executive officers is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

          Name                Age                     Position

Daniel L. McGinnis...........  58     Chief Executive Officer and Director
David L.  Powell ............  45     President and Chief Operating Officer
Michael P. Gendron...........  49     Vice President and Chief Financial Officer
Miles R.  Pratt..............  54     Vice President

          Daniel L. McGinnis was elected Chief Executive Officer of Coherent in September 1994. From 1988 until September 1994, Mr. McGinnis served as President and Chief Operating Officer. He has also been a director of Coherent since March 1988. Prior to joining Coherent from Safeguard Scientifics, Inc., where he held a financial management position, Mr. McGinnis held a variety of management and executive positions in the fields of sales, operations and finance with Air Products & Chemicals Inc., Bausch & Lomb, Inc., C. & J. Clark, Inc. and Hercules, Inc.

          David L. Powell was appointed President and Chief Operating Officer in September 1994. From December 1993 until September 1994, Mr. Powell served as the Company's Vice President. Mr. Powell has also served as the Managing Director from June 1990 through the present date of Coherent Communications Systems, Limited, a wholly owned subsidiary of the Company. Prior to joining the Company, Mr. Powell was General Sales Manager of Tech Nel Data Products Ltd., in England.

          Michael P. Gendron was appointed Vice President and Chief Financial Officer in June 1995. Prior to joining Coherent, Mr. Gendron was Vice President
- Finance of the U.S. Pharmaceutical Group - Alpharma, Inc. , from 1992 to 1995 and prior to that he held a variety of management and executive positions at Bausch & Lomb, Inc. Mr. Gendron is a Certified Public Accountant.


          Miles R. Pratt has served as Vice President of the Company since January 1989. From January 1987 to December 1988, Mr. Pratt served as Director of International Sales for the Company. Prior to joining Coherent Mr. Pratt held management and executive positions with the NCR Corporation, Ascom Switzerland and Olivetti International.

Coherent Communications Systems Corporation

ITEM 2.           PROPERTIES


          The Company's world headquarters, located in Leesburg, Virginia, consists of approximately 20,000 square feet of office space, is used for sales, administrative and product development functions and is leased pursuant to an agreement which has been canceled effective September 1997. The Company has agreed to lease a new facility for its worldwide headquarters. Construction of the 75,000 square foot facility commenced in September 1996 and is expected to be completed in September 1997. The Company's lease will be for a term of 15 years, beginning upon the completion of the facility. The Company's approximately 30,000 square feet of space in Hauppauge, New York houses its manufacturing facility and a sales office and is leased pursuant to a lease expiring in 2000. The Company also maintains sales offices in Abingdon, England, Scottsdale, Arizona, Beijing, China, Tokyo, Japan and Singapore.


ITEM 3.           LEGAL PROCEEDINGS


         The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.

Coherent Communications Systems Corporation

                                     Part II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.


      The Company's Common Stock has been listed on the NASDAQ National Market System since June 16, 1994 under the symbol "CCSC". The table below sets forth for the periods indicated the high and low sales prices for the Common Stock as compiled from published sources.

                                            1996              1995
                                            ----              ----
                                        High     Low      High    Low
                                        ----     ---      ----    ---
               First Quarter          25 3/4   17 1/4   12 3/8   6  5/8
               Second Quarter         28 1/4   18       21       8  3/4
               Third Quarter          22       13 1/8   28 1/2   16  3/4
               Fourth Quarter         24       18       27 3/4   12  1/2

      As of March 18, 1997, there were approximately 4,800 beneficial holders of the Company's Common Stock.

Dividend Policy

      To date, the Company has not paid any dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will depend, among other things, on the Company's results of operations, capital requirements and financial condition and on such other factors as the Company's Board of Directors may, in its discretion, consider relevant.

ITEM 6.                    SELECTED FINANCIAL DATA

         The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included elsewhere.

                   Summary Consolidated Financial Information
                      (In thousands, except per share data)

                                                                      Years Ended December 31,
                                         -------------------------------------------------------------------------------
                                             1996            1995             1994             1993            1992
                                         -------------    ------------     ------------     ------------    ------------
Net Sales                                   $54,431         $43,829          $30,516          $22,944         $18,002
Gross profit                                 34,238          26,804           17,883           12,902           9,444
Net income                                    9,748           7,590            3,801              423             539
Net income per common share                     .63             .49             .26               .01
Cash and short term investments              16,769          10,477           2,473               423*            474
Working capital                              25,652          15,993           9,694             4,044           2,847
Total assets                                 37,558          28,616          17,278             9,306           8,399
Long-term debt including current                  -           2,949           3,000               461               -
portion
Total stockholders' equity                   31,799          20,448          10,391             2,467           2,825

* After a non-recurring Goodwill write-off of $1,087.

Coherent Communications Systems Corporation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's positioning in the worldwide, digital telecommunications marketplace has led to a very successful year in 1996. Sales increased 24% in 1996 to $54.4 million while net income increased 28% to $9.7 million, primarily the result of higher sales and modestly higher margins.

         The following table sets forth for the periods indicated selected data as a percentage of net sales:

                                                  Years Ended December 31,
                                           -----------------------------------------
                                               1996          1995           1994
                                           ------------   -----------   ------------
Net sales
     Transmission  products                      86 %         86 %           82%
     Teleconference products                     14           14             18
                                           ------------   -----------   ------------
         Total net sales                        100           100           100

Gross profit                                     63            61            59

Operating expenses
     Selling                                     16            16            17
     Product development and engineering         11            10            13
     General and administrative                   8             8             8
                                           ------------   -----------   ------------
         Total expenses                          35            34            38

Operating income                                 28%           27%           21%


         Net sales increases of 24% and 44% in 1996 and 1995, respectively, are primarily attributable to higher unit sales of transmission products for which net sales increased by 24% and 55% in 1996 and 1995, respectively. The sales growth of transmission products was the result of strong demand from equipment manufacturers in the United States, sales to end customers in the digital wireless market in Europe, Mexico and the United States and sales to distributors in Australia. It is anticipated that the Company will continue to benefit from the growth occurring in the wireless market and from the Company's product positioning in the growing worldwide digital telecommunications market.

         Teleconference products sales increased by $1.5 million compared to 1995 primarily as a result of increased sales of the Call Port and sales of the Consortium(TM) product, which was acquired at the end of 1995. This increase was partially offset by the decrease in sales of the Company's ConferenceMaster product. Voicecrafter sales were slightly increased over prior year. The Company anticipates that there will be continued pricing pressure on teleconferencing products.

         The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis and, accordingly, the Company generally has less than 45 days net sales in backlog. Backlog currently consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog. The Company's total backlog of product orders as of December 31, 1996 was approximately $5.7 million. The Company expects that all of this backlog will be filled during the current year.

         Gross profit as a percentage of net sales improved to 63% in 1996 from 61% in 1995 and 59% in 1994. Gross profit margin has steadily improved primarily due to higher margins on transmission products and the effect

Coherent Communications Systems Corporation

of increased sales without a significant increase in manufacturing overhead spending, resulting in reduced unit manufacturing costs.

         Selling expense remained at 16% of sales during 1996 and 1995 compared to 17% in 1994, but increased by $1.9 million in 1996 and $1.5 million in 1995. The Company has continued to expand its sales and marketing functions to support plans for growth of its transmission and teleconference products. During 1996 the Company expanded the strategic partnering functions and also enhanced product management. Selling staff was increased to expand sales in China, Singapore, Japan and Latin America during 1996. Expansion of the Technical Assistance Center and personnel increases in the Marketing areas contributed to the increased spending. Marketing programs in 1995 included the introduction of an improved ConferenceMaster and a new Call Port.

         Product development and engineering expenses increased by $1.7 million or 36% and $.6 million or 15% in 1996 and 1995, respectively. The increase in product development and engineering expenses permitted continued work on a number of customer-specific projects throughout 1996 while simultaneously extending our basic product line. In addition, a dedicated team was left in place to work on our next version of technology and hardware platform in parallel with general development efforts. Increases in 1995, resulted from additional personnel and investments in voice enhancement software products including payments for licenses. The Company will continue to invest in product development to remain competitive in the telecommunications market.

         General and administrative expenses increased $1 million in both 1996 and 1995, while remaining constant as a percentage of sales. The increase in general and administrative expenses in 1996 and 1995 were primarily the result of an increase in administrative activities required to support the Company's continued growth.

         In light of the anticipated development of new wireless service markets, the Company will increase its operating expenses to position the Company for future growth, especially in the United States, Latin America and in Asia. The expense investment in personnel and related operating expenses will be made while maintaining the current return on sales. The Company's forward looking statements of expected growth revenue are subject to various risks, such as an unanticipated general decline in infrastructure investment in developing countries or worldwide reductions in telecommunications expenditures.

         Income taxes reflect an effective tax rate of 36% in 1996 and 40% in 1995 and 1994. The decrease in effective tax rate was due in part to tax benefits recorded on export sales during 1996.

Liquidity and Capital Resources

         The Company has cash and short term investments totaling $16.8 million. Short term investments are generally limited to obligations of the U.S. Government and its agencies with a maturity of less than one year. The Company continues to generate sufficient cash from operations to fund its working capital and capital expenditure requirements. The Company has available a $10 million uncommitted bank line of credit to provide a supplementary source of funds in the event of accelerated working capital requirements, however, the line has not been utilized in 1996 or 1995. During 1996, receivables and inventories increased to support the significant growth in sales, however, days outstanding in receivables decreased during 1996 compared to 1995. Inventory turns on cost of sales were approximately seven in 1996 and 1995.

         During 1995, the Company acquired substantially all the assets, technology, and certain liabilities of Teleconferencing Technologies, Inc. In exchange, the Company agreed to pay $1,500,000 in cash, of which $450,000 was paid at closing, $350,000 paid upon the completion of the documentation of certain technology and $700,000 plus accrued interest was paid one year from the closing date. The assumed liabilities were paid at closing. The note was paid in full as of December 31, 1996.

         During 1994, the Company raised $3.7 million from an initial public stock offering. In conjunction with the offering, the Company issued a note for $4 million to redeem its outstanding preferred stock. The note was due in four equal annual installments. Offering proceeds of $1 million were used to pay the initial installment. The second installment was paid in June of 1995 and the remaining two installments were paid in full by September 1996.

Coherent Communications Systems Corporation

         The Company's business has not been capital asset intensive, and capital asset expenditures in any year normally are not significant. Capital expenditures for 1996 and 1995 were $2.0 million and $1.4 million, respectively, and relate primarily to the purchase of manufacturing and engineering equipment, computerized development equipment for new products, and the installation of an enhanced integrated information system. It is expected that during 1997 the Company will invest approximately $3-$5 million in capital expenditures predominantly in product development and improvements related to the new facility.

         The Company has agreed to lease a new facility for its worldwide headquarters. Construction of the facility commenced in September 1996 and is expected to be completed in September 1997. The Company's lease will be for a term of 15 years, beginning upon the completion of the facility. The Company has terminated the lease of the existing Virginia headquarters in accordance with the lease provision and is not subject to significant cancellation costs.

Coherent Communications Systems Corporation

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report............................................  20

Consolidated Balance Sheets as of December 31, 1996 and 1995............  21

Consolidated Statements of Income for the
         Years Ended December 31, 1996, 1995 and 1994...................  22

Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1996, 1995 and 1994...................  23

Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1996, 1995 and 1994...................  24

Notes to Consolidated Financial Statements..............................  25-32

Schedule II - Valuation and Qualifying Accounts for the Years
         Ended December 31, 1996, 1995 and 1994.........................  33





Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements.

Coherent Communications Systems Corporation

                          Independent Auditors' Report

The Board of Directors
Coherent Communications Systems Corporation:

We have audited the accompanying consolidated financial statements of Coherent Communications Systems Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements we also have audited the related financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coherent Communications Systems Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP

Jericho, New York
January 31, 1997

Coherent Communications Systems Corporation

                           Consolidated Balance Sheets
                           December 31, 1996 and 1995
                      (Amounts in thousands except shares)

                                                                                          1996             1995
                                                                                      -------------    -------------

ASSETS
Current assets
     Cash and cash equivalents                                                        $     9,251      $     3,352
     Short term investments                                                                 7,518              ---
     Accounts receivable - trade, less allowances ($684  in 1996 and $449  in 1995)        10,065            8,068
     Notes receivable from related parties                                                    ---            7,125
     Inventories                                                                            3,301            2,769
     Other current assets                                                                     562            1,295
     Deferred taxes                                                                           547              375
                                                                                      -------------    -------------

               Total current assets                                                        31,244           22,984

Property, plant and equipment
     Building and leasehold improvements                                                      314              239
     Machinery and equipment                                                                5,115            3,408
     Furniture and fixtures                                                                   970              755
                                                                                      -------------    -------------
                                                                                            6,399            4,402
     Less accumulated depreciation                                                          2,577            1,469
                                                                                      -------------    -------------

               Net property, plant and equipment                                            3,822            2,933

Goodwill (net of amortization)                                                              1,359            1,583
Other assets                                                                                1,133            1,116
                                                                                      -------------    -------------

               Total assets                                                           $    37,558      $    28,616
                                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                 $       733      $       862
     Accrued expenses                                                                       2,675            2,707
     Note payable - related party                                                             ---            1,000
     Notes payable                                                                            ---              949
     Income taxes payable                                                                   2,184            1,473
                                                                                      -------------    -------------
               Total current liabilities                                                    5,592            6,991

Note payable - related party                                                                  ---            1,000

Deferred taxes                                                                                167              177
                                                                                      -------------    -------------

                Total liabilities                                                           5,759            8,168
                                                                                      -------------    -------------

Stockholders' equity
     Common stock, par value $.01 per share; authorized - 30,000,000 shares;
        issued and outstanding, 15,128,000 in 1996 and 14,733,000 in 1995                     151              147
     Additional paid-in capital                                                            10,657            9,058
     Retained earnings (from December 31, 1993)                                            20,991           11,243
                                                                                      -------------    -------------
               Total stockholders' equity                                                  31,799           20,448
                                                                                      -------------    -------------

               Total liabilities and stockholders' equity                             $    37,558      $    28,616
                                                                                      =============    =============

          See accompanying notes to consolidated financial statements.

Coherent Communications Systems Corporation

                        Consolidated Statements of Income
                  Years ended December 31, 1996, 1995 and 1994
                 (Amounts in thousands except per share amounts)

                                                              1996                  1995                 1994
                                                         ---------------       ---------------      ----------------
Net sales                                                $     54,431          $     43,829         $     30,516

Cost of sales                                                  20,193                17,025               12,633
                                                         ---------------       ---------------      ----------------

 Gross profit                                                  34,238                26,804               17,883
                                                         ---------------       ---------------      ----------------

Operating expenses:
  Selling                                                       8,764                 6,823                5,323
  Product development and engineering                           6,226                 4,563                3,970
  General and administrative                                    4,439                 3,355                2,305
                                                         ---------------       ---------------      ----------------
Total operating expenses                                       19,429                14,741               11,598
                                                         ---------------       ---------------      ----------------

Operating income                                               14,809                12,063                6,285

   Interest income-net                                           (443)                 (587)                (104)

                                                         ---------------       ---------------      ----------------
Income before income taxes                                     15,252                12,650                6,389

Income tax expense                                              5,504                 5,060                2,588
                                                         ---------------       ---------------      ----------------

  Net income                                                    9,748                 7,590                3,801

  Preferred stock dividends                                        --                    --                 (148)
                                                         ---------------       ---------------      ----------------

  Net income applicable to common stockholders           $      9,748           $     7,590          $     3,653
                                                         ===============       ===============      ================

  Net income per common share                            $        .63           $       .49          $       .26
                                                         ===============       ===============      ================

Weighted average common and
   common equivalent shares                                    15,480                15,440               13,868
                                                         ===============       ===============      ================


          See accompanying notes to consolidated financial statements.

Coherent Communications Systems Corporation

Coherent Communications Systems Corporation

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)

                                                                                                Retained              Total
                                                    Common Stock               Additional       Earnings           Stockholders'
                                              Shares        Amount           Paid in Capital    (Deficit)              Equity

Balance - December 31, 1993                    14,154          $142              $2,325               -              $2,467

Net income                                          -             -                   -          $3,801               3,801
Dividends on preferred stock                        -             -                   -            (148)               (148)
Net proceeds from public stock offering         1,600            16               3,728               -               3,744
Shares contributed by Safeguard                (2,820)          (28)                 28               -                   -
Exercise of employee stock options                812             8                 519               -                 527
                                             --------      --------            --------        --------            --------
Balance - December 31, 1994                    13,746           138               6,600           3,653              10,391

Net income                                          -             -                 -             7,590               7,590
Tax benefit of non-qualified options                -             -               1,540               -               1,540
Exercise of employee stock options                987             9                 918               -                 927
                                             --------      --------            --------        --------            --------
Balance - December 31, 1995                    14,733           147               9,058          11,243              20,448

Net income                                          -             -                 -             9,748               9,748
Tax benefit of non-qualified options                -             -                 984               -                 984
Exercise of employee stock options                395             4                 615               -                 619
                                             --------      --------            --------        --------            --------

Balance - December 31, 1996                    15,128          $151             $10,657         $20,991             $31,799
                                             ========      ========            ========        ========            ========

          See accompanying notes to consolidated financial statements.

Coherent Communications Systems Corporation

                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994
                             (Amounts in thousands)

                                                                  1996               1995                1994
                                                                ----------        -----------         -----------

Operating activities
     Net income                                                   $9,748            $7,590              $3,801
     Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation and amortization                             1,332               792                 960
         Increase in deferred income taxes                          (182)              (92)               (146)
     Changes in working capital items:
         Receivables                                              (1,997)           (3,826)             (1,074)
         Inventories                                                (532)             (441)             (1,068)
         Other current assets                                        716             --                   (387)
         Accounts payable                                           (129)              242                 259
         Accrued expenses                                            (32)              488                 446
         Income taxes payable                                        711               472                 816
                                                                ----------        -----------         -----------

     Cash provided by operating activities                         9,635             5,225               3,607
                                                                ----------        -----------         -----------

Investing activities
         Purchase of short term investments                       (7,518)            --                   --
         Purchase of TTI, net of cash                              --               (1,400)               --
         Increases in notes receivable - related parties           --               (6,250)             (4,475)
         Payments received on note receivable - related
         parties                                                   7,125             4,270               1,437
         Increase in long-term note receivable                     --               (1,000)               --
         Expenditures for property, plant and equipment           (1,997)           (1,433)               (761)
                                                                ----------        -----------         -----------

     Cash provided by (used in) investing activities              (2,390)           (5,813)             (3,799)
                                                                ----------        -----------         -----------

Financing activities
         Net proceeds from issuance of common stock                --                 --                 3,744
         Exercise of stock options and related tax benefit         1,603             2,467                 107
         Debt repayments to related party                         (2,000)           (1,000)             (1,461)
         Debt repayment related to TTI purchase                     (949)             --                  --
         Preferred dividends                                       --                 --                  (148)
                                                                ----------        -----------         -----------

     Cash provided by (used in) financing activities              (1,346)            1,467               2,242
                                                                ----------        -----------         -----------

     Increase in cash                                              5,899               879               2,050

Cash and cash equivalents- beginning of year                       3,352             2,473                 423
                                                                ----------        -----------         -----------

Cash and cash equivalents- end of year                            $9,251            $3,352              $2,473
                                                                ==========        ===========         ===========

          See accompanying notes to consolidated financial statements.

Coherent Communications Systems Corporation

                   Notes to Consolidated Financial Statements
                        December 31, 1996, 1995 and 1994


[1]  Business of the Company

     Coherent Communications Systems Corporation, a Delaware corporation ("Coherent" or "the Company"), develops, manufactures and markets voice enhancement products for wireless (including digital cellular), satellite-based and wireline telecommunications systems throughout the world. Coherent's principal products are transmission products and teleconference products. The Company's transmission and teleconference products utilize a proprietary high speed RISC microchip along with its proprietary echo cancellation software to enhance the quality of voice communications during a telephone call. The Company's products are compatible with domestic and foreign telecommunications systems.

     The Company's products are marketed worldwide and its customers consist primarily of public telephone companies and large publicly-held corporations. Two corporations accounted for 23% and 34% of the December 31, 1996 and 1995 accounts receivable balance, respectively.

     One customer accounted for 12%, 18% and 11% of net sales for 1996, 1995 and 1994, respectively. A different customer accounted for approximately 12% of 1995 net sales.

[2]  Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Coherent Communications Systems Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

     The carrying value of all financial instruments approximates fair value.

Use of  Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts are not expected to differ materially from those estimates.

Inventories

     Inventories are stated at the lower of standard cost, which approximates actual cost (FIFO basis), or market. The components of inventory at December 31, 1996 and 1995 are as follows: raw materials of $2,263,000 and $1,924,000, work-in process of $786,000 and $738,000 and finished goods of $252,000 and $107,000, respectively.

Property, Plant and Equipment

     Property, plant and equipment are depreciated on a straight-line basis based on the estimated useful lives of the assets (building and leasehold improvements - 5 to 13 years, machinery and equipment - 3 to 7 years, and furniture and fixtures -8 years).

Coherent Communications Systems Corporation

Goodwill

     The goodwill associated with the purchased assets and technology of Teleconferencing Technologies, Inc. (Note 3) is being amortized over a period of seven years. During 1996, $224,000 was recorded as amortization on the purchase. The Company assesses the recoverability of such excess costs based upon the undiscounted anticipated future cash flows of the business acquired.

Revenue Recognition and Warranty Expenses

     Sales revenue is generally recognized as products are shipped and invoiced which in certain cases requires prior customer acceptance of the product. Warranty expenses are accrued at the time of sale based upon the Company's estimated cost to repair expected returns of products.

Cash, Cash Equivalents and Short-term Investments

     The Company considers temporary cash investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short term investments consist of U.S. Government Agency bonds due within one year. The market value of these securities at year end approximate their amortized cost. The Company has classified its short term investments as held-to-maturity and adjusts the carrying amount for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

     In 1996, 1995 and 1994, the Company paid $3,975,000, $3,136,000 and
$2,062,000, respectively in income taxes and $123,000, $124,000 and $75,000 in interest, respectively.

     In 1995, the remaining balance of $949,000 due in connection with the purchase of assets and technology described in Note 3, was treated as a non-cash financing activity. The balance of this debt was paid during 1996. During 1994, non-cash financing activities included the redemption of the convertible preferred stock in exchange for a $4 million note payable to Safeguard Scientifics, Inc. ("Safeguard") and a loan to an officer of the Company for $420,000 for the exercise of stock options.

Income Taxes

     Income taxes are accounted for using the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under this method, the effect on deferred taxes of a subsequent change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense is reduced by allowable tax credits using the flow-through method.

Coherent Communications Systems Corporation

Net Income Per Common Share

     Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares and stock options using the treasury stock method. For 1994, weighted average common and common equivalents shares have been reduced for the contribution of 2,820,850 shares of common stock by Safeguard to the capital of the Company.

Stock Based Compensation

     In 1996, the Company adopted Financial Accounting Standards Board No. 123, " Accounting for Stock-Based Compensation", which gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" ("APB25") and to make pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for future stock options and stock based awards and has disclosed proforma net income and net income per share as if the fair value method had been applied.

Deficit Elimination

     The Company's Board of Directors, with the consent of the stockholders, approved a quasi-reorganization of the Company effective December 31, 1993. As part of the quasi-reorganization, the deficit in retained earnings of $13,643,500 was reclassified to additional paid-in capital.

[3]  Acquisition

         On October 25, 1995, the Company acquired substantially all of the assets, technology and certain liabilities of Teleconferencing Technologies, Inc. and its Canadian affiliate (collectively, "TTI"). In exchange, the Company agreed to pay $1,500,000 in cash, of which $450,000 was paid at closing, $350,000 was paid upon the completion of the documentation of certain technology and $700,000 plus accrued interest was paid one year from the closing date. The assumed liabilities were paid at closing. The transaction was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values resulting in approximately $1.5 million of costs in excess of net assets. The results of operations of the business acquired prior to its acquisition are not material to the Company.

         The Company has agreed to pay TTI royalties on the sale of audio teleconferencing bridge products for the four years after the closing as follows: first year, 10%; second year 8%; third year, 6%; and fourth year, 4%. Royalty payments of $22,000 were paid during 1996 and are paid on cash receipts related to the sales.

[4]  Related Party Transactions

     Prior to the Company's initial public offering in 1994, the Company was a 99.6% owned subsidiary of Safeguard. Safeguard has a 32% interest in the Company at December 31,1996.

Coherent Communications Systems Corporation

     During 1993, Safeguard and the Company entered into an agreement whereby the Company would lend to Safeguard a portion of its excess cash and receive a negotiated interest rate which was higher than the rate the Company might realize by independently investing the funds, but which was less than Safeguard's cost of funds. Under this agreement, Safeguard borrowed $2.4 million and $3.1 million in 1995 and 1994, respectively, from the Company. All amounts were repaid in 1996 and it is not expected that additional borrowings will take place.

     The Company is party to an administrative services agreement with Safeguard, which was renewed December 1, 1993 for five years, whereby Safeguard provides the Company with day-to-day business and organizational strategy, financial and investment management, and merchant and investment banking services. The agreement provides for the payment on a monthly basis of an administrative service fee, calculated on a sliding scale ranging from 1-1/2%- 1%, of net revenues of the Company. For 1996, 1995 and 1994, the management fee incurred amounted to $717,000, $613,000, and $357,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income. Management believes that the method used to allocate costs to the Company and the amount of such costs are reasonable based upon the services provided.

In connection with the initial public offering, 400,000 shares of the Company's Series A Redeemable Convertible Preferred Stock owned by Safeguard were redeemed by the Company, for a $4,000,000 note payable, which was due in four $1,000,000 installments. The offering proceeds of $1,000,000 was used to pay the initial installment. The second installment was paid in June of 1995 and the remaining two installments were paid in full by September 1996.

     During 1994, the Company invested $25,000 in an Australian based distribution company for a 25% interest which is included in other assets. The Company has granted the distributor exclusive distribution rights for teleconferencing products in Australia. Sales to the affiliate accounted for approximately $1,190,000, $572,000 and $1,181,000 of the Company's 1996, 1995
and 1994 net sales, respectively, and $62,000 and $67,000 of the Company's accounts receivable balance as of December 31, 1996 and 1995, respectively.

[5]  Leases

         The Company occupies premises under long-term operating lease arrangements expiring at various dates through January 2000. The leases provide for escalation charges based upon changes in the consumer price index or a preset cost increase factor. Also, the Company is required to pay certain executory costs including taxes and insurance. The Company has terminated the lease agreement of the existing Virginia facility and is not subject to significant cancellation charges. The Company has completed a new lease agreement for a facility for which annual rent is expected to be about $882,000 per year. Future minimum lease payments under these and other operating leases for the succeeding five years are: $956,000- 1997; $1,122,000- 1998; $1,175,000-
1999; $906,000- 2000, $882,000- 2001.

     Rent expense was $751,000, $676,000 and $625,000 in 1996, 1995 and 1994,
respectively. The Company is guarantor of the landlord's mortgage totaling $141,500 at December 31, 1996, on the space leased in Hauppauge, New York.

[6]  Stockholders' Equity

Initial Public Offering

     On June 16, 1994, the Company completed an initial public stock offering for the sale of 1,600,000 shares of its common stock at a price of $2.50 per share. The proceeds of $3,743,600 were net of underwriting fees and expenses of $256,400. In connection with the offering, the Company redeemed its outstanding convertible preferred stock discussed in Note 4 in exchange for a $4,000,000 note payable to Safeguard. In addition, Safeguard contributed 2,820,850 shares of common stock to the Company.

Coherent Communications Systems Corporation

Stock Options

     The Company has adopted the following stock option plans: the 1982 Amended and Restated Stock Option Plan ("the 1982 Plan") and the 1993 Equity Compensation Plan ("the 1993 Plan" and together with the 1982 Plan, "the Plans"). The 1982 Plan provides for the issuance of a maximum of 2,500,000 shares of Common Stock. Options to purchase approximately 224,000 shares remain outstanding under the 1982 Plan. No further awards may be made under the 1982 Plan. The 1993 Plan provides for the issuance of a maximum of 1,500,000 shares of Common Stock pursuant to the grant of ISOs, NQSOs, Stock Appreciation Rights
(SARs), restricted stock awards and grants to employees, non employee directors and consultants of the Company and its subsidiary. The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"). As of December 31, 1996, the Committee has only granted to its employees and directors ISOs and NQSOs under the Plans with terms that typically provide for vesting over a four or five year period, an expiration date seven years after the date of the grant and a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant.

     The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net income would have been reduced to $9,538,000 and $7,516,000, respectively, in 1996 and 1995. There was no material impact on earnings per share.

     The per share weighted-average value of stock options issues by the Company during 1996 and 1995 was $12.27 and $12.50, respectively, on the date of grant. In 1996 and 1995, the assumptions of no dividends, expected volatility of 55%, and an average expected life of 6 years were used by the Company in determining the fair value of the stock options granted using the Black Scholes option-pricing model. In addition, the calculations assumed a risk-free interest rate of 5.9% to 6.6% in 1996 and 5.5% to 6.1% in 1995.

     A summary of the stock options activity is as follows:

                                             1996                        1995                         1994
                                   --------------------------  --------------------------   -------------------------
                                                  Weighted                    Weighted                    Weighted
                                                   Average                     Average                     Average
                                                  Exercise                    Exercise                    Exercise
                                      Shares        Price         Shares        Price         Shares        Price
                                   ------------- ------------  ------------- ------------   ------------ ------------
                                   (000's omitted except per share amounts)
Outstanding at beginning of year        950      $   3.27         1,940      $   1.36          2,530     $   0.96
Options granted                         232         20.84            76         21.38            331         2.68
Options exercised                      (389)         1.57          (977)         0.94           (802)        0.65
Options canceled                        (36)        19.37           (89)         2.57           (119)        1.83
                                   --------      --------      --------      --------       --------     --------

Outstanding at end of year              757       $  8.79           950      $   3.27          1,940     $   1.36
                                   --------                    --------                     --------     --------

Options exercisable at year-end         148                         274                         969
Shares available for future grant       718                         915                         957

     Approximately 485,000 of the options outstanding range in exercise price from $.60 to $4.00 with a weighted average remaining contractual life of 3.5 years and a weighted average exercise price of $1.97. Options for 136,000 shares are currently exercisable with a weighted average exercise price of $1.44. The remaining 272,000 options outstanding range in exercise price from $12.38 to $28.00 with a weighted average remaining contractual life of 6.7 years and a weighted average exercise price of $20.98. Options for 12,000 shares are currently exercisable with a weighted average exercise price of $20.75.

Coherent Communications Systems Corporation

[7]  Financing Arrangements

     The Company has a $10,000,000 uncommitted, unused line of credit with a bank that expires in June 1997, unless renegotiated. Borrowings under the line of credit bear interest at the bank's prime rate and are collateralized by accounts receivable of the Company. In 1996 and 1995, no amounts were outstanding under the line of credit.

[8]  Income Taxes

     The provision for taxes on income at December 31 is comprised of:

                                                                 (000's omitted)
                                                              1996               1995             1994
                                                         --------------      ------------     -------------
        Current
             Federal                                     $     5,289         $     4,546      $     2,345
             State                                               397                 606              389
                                                         ------------        ------------     -------------
                                                               5,686               5,152            2,734
                                                         --------------      ------------     -------------
        Deferred
             Federal                                            (174)                (74)            (134)
             State                                                (8)                (18)             (12)
                                                         --------------      ------------     -------------
                                                                (182)                (92)            (146)
                                                         --------------      ------------     -------------

                                                         $     5,504         $     5,060      $     2,588
                                                         ==============      ============     =============

A reconciliation of the effective tax rate to the Federal statutory rate follows:


                                                                    (000's omitted)
                                                              1996               1995              1994
                                                         --------------     -------------     --------------
     Statutory tax provision                             $     5,186        $     4,301       $      2,172
     Increase (decrease) in taxes resulting from:
       State taxes, net of federal benefits                      262                387                254
       Other                                                      56                372                162
                                                         --------------     -------------     --------------
                                                         $     5,504        $     5,060       $      2,588
                                                         ==============     =============     ==============

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                                                    (000's omitted)
                                                                                1996               1995
                                                                           ---------------     --------------
     Deferred tax assets:
       Accounts receivable allowances                                      $          258      $         180
       Inventory                                                                      244                195
       Goodwill amortization                                                           45                  -
                                                                           ===============     ==============
                                                                           $          547      $         375
                                                                           ===============     ==============
     Deferred tax liabilities:
       Accelerated depreciation                                                      (167)              (177)
                                                                           ===============     ==============
                                                                           $         (167)     $        (177)
                                                                           ===============     ==============

Management of the Company believes that it is more likely than not that net deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

Coherent Communications Systems Corporation

[9]  Savings Plan

     The Company has a 401(k) Profit Sharing Plan for the benefit of eligible employees who may contribute up to 15% of eligible base compensation to the plan. During 1996 the company matched dollar for dollar the first 4% of employees contributions and one half of the next 2% of contributions. In 1995 and 1994, the Company matched one half of the first 6% of the employees' contributions. The Company contributed $545,000, $394,000 and $361,000 in 1996, 1995 and 1994, respectively.

[10] Other Assets and Accrued Expenses

     During 1995 and 1994, the Company loaned $1,400,000 to Seattle Silicon, Inc., a chip supplier to the Company. In June 1996, the Company exercised its Warrants to purchase 1,380,304 (as adjusted for stock split) shares of Seattle Silicon, using a $1,000,000 note due from Seattle Silicon to fund the purchase. This investment (included in other assets) is accounted for on the cost basis. The Company renegotiated the remaining $400,000 note from Seattle Silicon (dated July 14,1994) to defer payment until June 30, 1997. The interest accruing on the $400,000 note, at 7%, is paid to the Company monthly. The Company owns approximately 12% of Seattle Silicon and may convert the remaining $400,000 note into additional 10 % interest in Seattle Silicon.

     Accrued expenses at December 31, 1996 and 1995 include the following:

                                                     (000's omitted)
                                             ---------------------------------
                                                 1996               1995
                                             --------------     --------------
     Employee benefits                       $       242        $        201
     Accrued bonus and profit sharing                730               1,016
     Accrued commissions                             193                 103
     Accrued professional fees                       155                 319
     Accrued warranty reserves                       337                 420
     Miscellaneous other                           1,018                 648
                                             --------------     --------------
                                             $     2,675        $      2,707
                                             ==============     ==============

[11] Contingencies

     The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse affect on the Company's consolidated financial position.

[12] Export Sales

     Marketing in foreign countries is accomplished through independent sales representatives paid on a commission basis and through a sales office in England, Japan and Singapore. Export sales accounted for 69%, 75% and 71% of the Company's net sales in 1996, 1995 and 1994, respectively. Sales are principally denominated in U.S. dollars. During 1996, 1995 and 1994, net sales into Europe, Africa and the Middle East contributed 42%, 51% and 50%; net sales into Asia/Pacific contributed 18%, 20% and 10%; and net sales into other foreign countries accounted for 9%, 4% and 11%, respectively.

Coherent Communications Systems Corporation

                        Quarterly Information (unaudited)
                     (in thousands except per share amounts)

1996, Quarter Ended                         March 31             June 30          September 30          December 31
                                          --------------     --------------     -----------------    ----------------
Net Sales                                 $   11,109         $    13,165        $     14,102         $     16,055
Gross Profit                                   7,022               8,361               8,874                9,981
Net Income                                     2,118               2,280               2,445                2,905
EPS                                       $     0.14         $      0.15        $       0.16         $       0.19

1995, Quarter Ended                         March 31             June 30          September 30          December 31
                                          --------------     --------------     -----------------    ----------------

Net Sales                                 $    9,780         $    11,001        $     11,018         $     12,030
Gross Profit                                   5,965               6,701               6,612                7,526
Net Income                                     1,645               1,816               1,864                2,265
EPS                                       $     0.11         $      0.12        $       0.12         $       0.15

    Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters does not necessarily equal the year to date earnings per share.

Coherent Communications Systems Corporation

                 Schedule II - Valuation and Qualifying Accounts For the Years
              Ended December 31, 1996, 1995 and 1994



                                                Balance at          Charged to
       Description                             beginning of         costs and                            Balance at
                                                   year              expenses         Deductions        end of year
                                             -----------------    ---------------   ---------------    ---------------
       1994:

       Allowance for doubtful accounts        $    232,300         $   110,000     $       --           $  342,300

       1995:

       Allowance for doubtful accounts        $    342,300         $   156,700     $   (50,000)         $  449,000

       1996:

       Allowance for doubtful accounts        $    449,000         $   235,200     $       --           $  684,200

Coherent Communications Systems Corporation

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the directors of the Company is set forth in the Proxy Statement to be delivered to stockholders in connection with the Company's Annual Meeting of Stockholders to be held on May 15, 1997 (the "Proxy Statement"), which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under "Executive Officers of the Registrant" in Part I of this report, which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information concerning executive compensation and transactions with management is set forth in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning relationships and related transactions is set forth in the Proxy Statement, which information is incorporated herein by reference.

Coherent Communications Systems Corporation

                                     Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (a) The following documents are filed as part of this Annual Report on Form 10-K:

         1.   Consolidated Financial Statements:
              The consolidated financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement Schedule" at Item 8.

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

         (b)  Reports on Form 8-K     None.

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

       Exhibit No.                         Description

            3(i)  -   Certificate of Incorporation of the Company, as amended by a Certificate of Amendment.(3)
                      (Exhibit 3.1(i))

           3(ii)  -   By-laws of the Company as amended.(5)(Exhibit 3(ii))

             4.1  -   Specimen stock certificate representing the Common
                      Stock.(3)(Exhibit 4.1) 10.1 - Administrative Services
                      Agreement dated as of December 1, 1993, between the Company and Safeguard Scientifics, Inc.(3)(Exhibit 10.1)

            10.2  -   Asset Purchase Agreement dated as of March 18, 1987
                      between COMSAT Telesystems, Inc.  and the Company.(1)
                      (Exhibit 10.2)

           *10.3  -   1982 Stock Option Plan.(1)(Exhibit 10.3) *10.4 - 1993
                      Equity Compensation Plan, as amended and restated.

         *10.4.1  -   Stock Ownership Plan(5)(Exhibit 10.4.1)

          10.4.2  -   Compensation Plan for Outside Directors

           *10.5  -   Form of Non-Qualified Stock Option Agreement of the
                      Company for Employees.(2)(Exhibit 10.5) *10.6 - Form of
                      Non-Qualified Stock Option Agreement of the Company for
                      Directors.(2)(Exhibit 10.6)

           *10.7  -   Form of Incentive Stock Option Agreement of the Company
                      for Employees.(2)(Exhibit 10.7)

            10.8  -   Lease dated as of February 1, 1980, as amended, between
                      LE-AX Corp. and the Company, for the property at 60 Commerce Drive, Hauppauge, New York.(1)(Exhibit 10.8)

Coherent Communications Systems Corporation

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

         (c)  Exhibits (continued):

           10.9.1 - Lease dated as of July 31, 1992 between Linpro Lansdowne Two Limited Partnership and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.1)

           10.9.2 - Sublease dated as of August 1993 between G.D. Searle & Co. and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.2)

           10.9.3 - Lease dated August 9, 1996 by and between Opus East,, L.L.C., Landlord, and the Company for the premises located in Loudon County, Virginia known as University Center.

            10.10 - Lease dated as of October 15, 1990 between Kibswell Holdings Limited and the Company, for the property at Unit B The Quadrant, Barton Lane, Abingdon,
                      England.(1)(Exchange 10.10)

            10.11 - Tax Agreement dated January 1, 1983 between Safeguard Scientifics, Inc. and the Company.(1)(Exhibit 10.11)

           *10.12 - Severance and Non-Competition Agreement dated as of February 10, 1994 between Daniel McGinnis and the Company.
                      (1)(Exhibit 10.12)

            10.13 - Form of Demand Promissory Note of Safeguard Scientifics, Inc., dated April 2, 1993, payable to the Company, as amended by letter Agreement dated January 12, 1994.(1)(Exhibit 10.13)

            10.14 - Form of Promissory Note of the Company payable to Safeguard Scientifics, Inc. with respect to the redemption of redeemable convertible preferred stock.(3) (Exhibit 10.14)

            10.15 - Supply and License Agreement dated February 7, 1992, between the Company and TRT Telecommunications Radioelectriques et Telephoniques.(1)(Exhibit 10.15)

            10.16 - International Distribution Agreement dated as of January 2, 1992 between the Company and Cohpac Communications Systems Pty Limited.(1)(Exhibit 10.16)

            10.17 - North America Value Added Reseller Agreement dated as of December 7, 1992 between the Company and Wandel & Goltermann Inc.(1)(Exhibit 10.17)

           *10.18 - Management Incentive Compensation Plan, as adopted by the Company.(2)(Exhibit 10.18) 10.19 - License Agreement, effective as of June 1, 1994, between the Company and Systems Technology Associates, Inc. (3)(Exhibit 10.19)

            10.20 - Value Added Reseller Agreement dated December 31, 1992 as amended June 13, 1995 between the Company and Nokia Telecommunications Oy(5)(Exhibit 10.21)**

            10.21 - Memorandum of Understanding dated February 27,1997 between the Company and Nokia Telecommunications Oy**

             11.0 -  Computation of net income per share.

Coherent Communications Systems Corporation

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

         (c)  Exhibits (continued):


             21.0  -  Subsidiaries of registrant.

             23.0  -  Consent of KPMG Peat Marwick LLP

             27.0  -  Financial Data Schedule.

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

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

*   Management contract or compensatory plan or arrangement.

** Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Coherent Communications Systems Corporation

    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COHERENT COMMUNICATIONS SYSTEMS CORPORATION


                                    By:   /s/ Charles A. Root
                                       -----------------------------------------
                                              Charles A.  Root,
                                       Chairman of the Board of Directors

                                    Date:  March 28,1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature             Title(s)                                    Date
              ---------             --------                                    ----
                                                                                March 28,1997
/ s/ Charles A. Root                Chairman of the Board of Directors
----------------------------
Charles A.  Root

/ s/ Daniel L. McGinnis             Chief Executive Officer and Director        March 28,1997
----------------------------        (Principal Executive Officer)
Daniel L.  McGinnis
                                                                                March 28,1997
/s/ David L. Powell                 President and Chief Operating Officer
----------------------------
David L.  Powell

/s/ Michael P. Gendron              Vice President, Chief Financial Officer     March 28,1997
----------------------------        (Principal Financial and Accounting
Michael P.  Gendron                 Officer)

/s/ Lawrence J. Gallick             Director                                    March 28,1997
----------------------------
Lawrence J.  Gallick

/s/ Delbert W. Johnson              Director                                    March 28,1997
----------------------------
Delbert W.  Johnson

/s/ Warren V. Musser                Director                                    March 28,1997
----------------------------
Warren V.  Musser

/s/ Charles M. Skibo                Director                                    March 28,1997
----------------------------
Charles M.  Skibo

/s/ Ernst Volgenau                  Director                                    March 28,1997
----------------------------
Ernst Volgenau

Coherent Communications Systems Corporation

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


     Exhibit No.                           Description

            3(i)   - Certificate of Incorporation of the Company, as amended by a Certificate of Amendment.(3) (Exhibit 3.1(i))

           3(ii)  -   By-laws of the Company as amended.(5)(Exhibit 3(ii))

             4.1   - Specimen stock certificate representing the Common
                     Stock.(3)(Exhibit 4.1)

            10.1   - Administrative Services Agreement dated as of December 1,
                     1993, between the Company and Safeguard Scientifics, Inc.(3)(Exhibit 10.1)

            10.2   - Asset Purchase Agreement dated as of March 18, 1987 between
                     COMSAT Telesystems, Inc. and the Company.(1)(Exhibit 10.2)

           *10.3   - 1982 Stock Option Plan.(1)(Exhibit 10.3) *10.4  - 1993
                     Equity Compensation Plan, as amended and restated.

         *10.4.1   - Stock Ownership Plan(5)(Exhibit 10.4.1)

          10.4.2   - Compensation Plan for Outside Directors

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

          10.9.3  -  Lease dated August 9, 1996 by and between Opus East,
                     L.L.C., Landlord, and the Company, for the premises located in Loudon County, Virginia known as University Center.

           10.10 - Lease dated as of October 15, 1990 between Kibswell Holdings Limited and the Company, for the property at Unit B The Quadrant, Barton Lane, Abingdon, England.(1)(Exchange 10.10)

           10.11 - Tax Agreement dated January 1, 1983 between Safeguard Scientifics, Inc. and the Company.(1)(Exhibit 10.11)

          *10.12  -  Severance and Non-Competition Agreement dated as of
                     February 10, 1994 between Daniel McGinnis and the Company.
                     (1)(Exhibit 10.12)

Coherent Communications Systems Corporation

           10.13 - Form of Demand Promissory Note of Safeguard Scientifics, Inc., dated April 2, 1993, payable to the Company, as amended by letter Agreement dated January 12, 1994.(1) (Exhibit 10.13)

           10.14 - Form of Promissory Note of the Company payable to Safeguard Scientifics, Inc. with respect to the redemption of redeemable convertible preferred stock.(3)(Exhibit 10.14)

           10.15 - Supply and License Agreement dated February 7, 1992, between the Company and TRT Telecommunications Radioelectriques et Telephoniques.(1)(Exhibit 10.15)

           10.16 - International Distribution Agreement dated as of January 2, 1992 between the Company and Cohpac Communications Systems Pty Limited.(1)(Exhibit 10.16)

           10.17 - North America Value Added Reseller Agreement dated as of December 7, 1992 between the Company and Wandel & Goltermann Inc.(1)(Exhibit 10.17)

          *10.18  -  Management Incentive Compensation Plan, as adopted by the
                     Company.(2)(Exhibit 10.18) 10.19 - License Agreement, effective as of June 1, 1994, between the Company and Systems Technology Associates, Inc. (3)(Exhibit 10.19)

           10.20 - Value Added Reseller Agreement dated December 31, 1992 as amended June 13, 1995 between the Company and Nokia Telecommunications Oy (5)(Exhibit 10.21)**

           10.21 - Memorandum of Understanding dated February 27,1997 between the Company and Nokia Telecommunications Oy**

            11.0  -  Computation of net income per share.

            21.0  -  Subsidiaries of registrant.

            23.0  -  Consent of KPMG Peat Marwick LLP

            27.0  -  Financial Data Schedule

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

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

*   Management contract or compensatory plan or arrangement.

** Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.