Form 10-Q
period 1997-03-31
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1997-05-14
CIK 921147

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from__________________to________________.


                           Commission file no. 0-24303


                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                                     11-2162982
(State of Incorporation or Other Jurisdiction                (I.R.S. Employer
       of Incorporation of Organization)                     Identification No.)

 44084 Riverside Parkway Landsdowne Business Center, Leesburg, VA              22075
-------------------------------------------------------------------        --------------
         (Address of Principal Executive Offices)                            (Zip Code)

Registrant's Telephone Number Including Area Code:     (703) 729-6400


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1997:


                Class                               Number of Shares Outstanding

Common Stock, Par Value $.01 Per Share                     15,147,072 Shares

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION



                                                                            PAGE
                                                                            ----

                          PART I: FINANCIAL INFORMATION
                          -----------------------------

ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
  March 31, 1997 (Unaudited) and December 31, 1996.........................3


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
  Three Months Ended March 31, 1997 and 1996...............................4


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)..........................5
  Three Months Ended March 31, 1997 and 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).....................6-7


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................8-9


                           PART II: OTHER INFORMATION
                           --------------------------

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURES.................................................................11

EXHIBIT- 11 COMPUTATION OF NET INCOME PER SHARE............................12

EXHIBIT- 27 FINANCIAL DATA SCHEDULE........................................13

                                           COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                                                   CONSOLIDATED BALANCE SHEETS
                                               (AMOUNTS IN THOUSANDS EXCEPT SHARES)

                                                                                      MARCH 31,                DECEMBER 31,
          ASSETS                                                                        1997                       1996
                                                                                ----------------------     ----------------------
                                                                                     (UNAUDITED)
Current assets:
          Cash and cash equivalents                                                         $  10,592                 $    9,251
          Short term investments                                                                7,608                      7,518
          Accounts receivable - trade, less allowances
              ($752 -1997 and $684 -1996)                                                      12,549                     10,065
          Inventories                                                                           3,167                      3,301
          Other current assets                                                                  1,157                      1,109
                                                                                ----------------------     ----------------------
            Total current assets                                                               35,073                     31,244

Property, plant and equipment
          Building and leasehold improvements                                                     314                        314
          Machinery and equipment                                                               5,958                      5,115
          Furniture and fixtures                                                                1,009                        970
                                                                                ----------------------     ----------------------
                                                                                                7,281                      6,399
          Less accumulated depreciation                                                         2,970                      2,577
                                                                                ----------------------     ----------------------
                                                                                                4,311                      3,822

Other long term assets                                                                          2,431                      2,492
                                                                                ----------------------     ----------------------

          Total Assets                                                                      $  41,815                 $   37,558
                                                                                ======================     ======================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                                                  $     768                 $      733
          Accrued expenses                                                                      2,643                      2,675
          Income taxes payable                                                                  3,443                      2,184
                                                                                ----------------------     ----------------------

            Total current liabilities                                                           6,854                      5,592

Non-current liabilities:
          Deferred taxes                                                                          167                        167
                                                                                ----------------------     ----------------------

          Total liabilities                                                                     7,021                      5,759
                                                                                ----------------------     ----------------------


Stockholders' equity:
          Common stock, par value $.01 a share; authorized - 100,000,000 shares; issued and outstanding,15,498,000 shares - 1997
             and 15,128,000 shares - 1996                                                         155                        151
          Additional paid-in capital                                                           10,743                     10,657
          Retained earnings (from December 31, 1993)                                           23,896                     20,991
                                                                                ----------------------     ----------------------

          Total stockholders' equity                                                           34,794                     31,799
                                                                                ----------------------     ----------------------

          Total Liabilities and Stockholders' Equity                                        $  41,815                 $   37,558
                                                                                ======================     ======================

                            See accompanying notes to the unaudited consolidated financial statements.

                                 COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                                      CONSOLIDATED STATEMENTS OF INCOME
                               (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                            -------------------------------------------------
                                                                      1997                       1996
                                                            -------------------------      ------------------
                                                                  (UNAUDITED)

Net sales                                                                $    16,007                 $11,109

Cost of  sales                                                                 5,499                   4,087
                                                            -------------------------      ------------------

Gross profit                                                                  10,508                   7,022
                                                            -------------------------      ------------------

Expenses:
       Selling                                                                 3,039                   1,655
       Product development and engineering                                     1,907                   1,208
       General and administrative                                              1,216                     949
       Interest income, net                                                     (193)                   (119)
                                                            -------------------------      ------------------

Total expenses                                                                 5,969                   3,693
                                                            -------------------------      ------------------

Pre-tax income                                                                 4,539                   3,329

Income tax expense                                                             1,634                   1,211
                                                            -------------------------      ------------------

       Net income                                                        $     2,905                 $ 2,118
                                                            =========================      ==================

 Net income per common share                                             $      0.19                 $  0.14
                                                            =========================      ==================

 Average common shares outstanding                                            15,510                  15,457
                                                            =========================      ==================

                  See accompanying notes to the unaudited consolidated financial statements.

                                      COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (AMOUNTS IN THOUSANDS)                     (UNAUDITED)
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                ----------------------------------------
                                                                                      1997                   1996
                                                                                ------------------      ----------------
OPERATING ACTIVITIES:

Net income                                                                                $ 2,905                $2,118

Adjustments to reconcile net income to cash from operating activities:
     Depreciation and amortization                                                            459                   233

Changes provided by (used in) operating activities:
      Receivables                                                                          (2,484)               (3,557)
      Inventories                                                                             134                  (695)
      Other current assets and other assets                                                   (53)                   19
      Accounts payable                                                                         35                  (232)
      Accrued expenses                                                                        (32)                 (562)
      Income taxes payable                                                                  1,259                 1,017
                                                                                ------------------      ----------------

Cash provided by (used in) operating activities                                             2,223                (1,659)
                                                                                ------------------      ----------------

Investing activities:
     Decrease in notes receivable from related parties, net                             -                         5,125
     Purchase of short term investments                                                       (90)
     Expenditures for property, plant and equipment                                          (882)                 (471)
                                                                                ------------------      ----------------

Cash provided by (used in) investing activities                                              (972)                4,654
                                                                                ------------------      ----------------

Financing activities:
     Exercise of stock options                                                                 90                   245
     Debt repayment related to TTI purchase                                             -                          (249)
                                                                                ------------------      ----------------

Cash provided by (used in) financing activities                                                90                    (4)
                                                                                ------------------      ----------------

Increase in cash and cash equivalents                                                       1,341                 2,991

Cash and cash equivalents - beginning of year                                               9,251                 3,352
                                                                                ------------------      ----------------

Cash and cash equivalents-end of period                                                   $10,592                $6,343
                                                                                ==================      ================

Supplemental disclosure of cash flow information
  Cash paid for:
     Interest                                                                           -                        $   25
     Income taxes                                                                         $   144                $  203

                         See accompanying notes to unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three months ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

         These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

(B)   INVENTORIES

          Inventories are stated at the lower of cost, on a FIFO basis, or market and consist of the following:

($000's)                     MARCH 31,              DECEMBER 31,
                               1997                     1996
                         ------------------        ----------------
Raw materials                    $2,309                   $2,263
Work-in-progress                    631                      786
Finished goods                      227                      252
                         ------------------        ----------------

                                 $3,167                   $3,301
                         ==================        ================

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      RESULTS OF OPERATIONS

      Net sales for the quarter ended March 31, 1997 increased 44% compared to the same period in 1996. Net income increased by 37%, primarily the result of higher sales and higher gross margins which have been offset with increased operating expenses.

The following table sets forth, for the periods indicated, selected statements of income data as a percentage of net sales:

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                  ---------------------------------------
                                                       1997                  1996
                                                  ----------------     ------------------
Net Sales
      Transmission products                                    92 %                   85 %
      Teleconferencing products                                 8                     15
                                                  ----------------     ------------------

      Total net sales                                         100                    100

      Cost of sales                                            34                     37
                                                  ----------------     ------------------

Gross Profit                                                   66                     63

Operating expenses
      Selling                                                  19                     15
      Product development and engineering                      12                     11
      General and administrative                                7                      8
      Interest income, net                                     (1)                    (1)
                                                  ----------------     ------------------

      Total expenses                                           37                     33
                                                  ----------------     ------------------

      Pre-tax income                                           28 %                   30 %
                                                  ================     ==================

         Sales of transmission products were strong in all regions, all registering double-digit growth. Sales were particularly strong in the Pacific Rim where sales growth was in excess of 200%. The revenue increases were attributable to large shipments to Alcatel, Nokia, and Lier Electronics in Europe, and to Cisco, DSC and AT&T Wireless in North America. The majority of the transmission product increases came from the integrated and EC-6000 product lines, which combined, increased 78% over the prior year. It is anticipated that the Company will continue to benefit from the growth in worldwide digital telecommunications markets by capitalizing on the Company's voice enhancement product strategies.

         Teleconferencing sales decreased from the first quarter of 1996 by 25% due to a 46% decline in sales for the Conference Master, a 39% decline in Callport sales, partially offset by a 40% increase in Voicecrafter sales. Sales declines for these product lines were primarily due to increased competition in this marketplace. This increased competition resulted in decreased volume and decreased selling price.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

         Backlog may fluctuate since transmission products represent capital purchases for the Company's customers and may be affected by seasonal and other business cycles and order cancellation. The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and accordingly, the Company generally has less than two-months net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog. Backlog as of March 31, 1997 were $7.6 million compared to December 31, 1996 of $5.7 million.

           Gross profit as a percentage of net sales improved to 66% for the quarter ended March 31, 1997 as compared to 63% for the comparable period in 1996. The increase in gross profit margins of 3% over last year is due primarily to favorable overhead and labor variances. The mix of higher margin products, including software products contributed to this increased margin.

           Selling expenses increased by $1.4 million, while increasing to 19% of sales compared to 15% in the comparable period of 1996. The increase in selling and marketing expenses was a result of significant expansion in both marketing and sales personnel. This included the hiring of the vice-president of marketing, expansion in the Technical Assistance Center and staffing to support China, Singapore and Japan. General and administrative expenses remained constant at 8% of sales in 1997.

         Product development and engineering expenses were at 12% of sales during the first quarter 1997 compared to 11% during the same quarter of 1996. The Company continues to increase its investments in product development to remain competitive in the telecommunications market, which has resulted in slightly increased expenses as a percentage of net sales. During the first quarter, the Company announced several new products at the Cellular Telephone Industry Association (CTIA) show in San Francisco. Coherent's new wireless echo cancelling platform is the industry's first product that not only eliminates traditional wireline echo in digital wireless systems like PCS, but also cancels acoustic echo and noise that is generated on the handset side of the wireless system. Also announced at CTIA was c/mor(TM), the Company's network management system for the centralized configuration and management of all echo cancellers in a system. This new product is especially useful in helping a network operator reduce costs by keeping expert staff to a minimum and reducing the need to travel to remote locations.

           In light of the anticipated development of new wireless service markets, the Company will increase its operating expenses to position the Company for future growth, especially in the United States, Latin America and Asia. The Company intends to increase expenses in personnel and related operating expenses only to the extent that it is able to maintain the current return on sales. The Company's forward looking statements of expected growth revenue are subject to various risks, such as an unanticipated general decline in infrastructure investment in developing countries or worldwide reductions in telecommunications expenditures.

       LIQUIDITY AND CAPITAL RESOURCES

           The Company has cash and short term investments totaling $18.2 million. Short term investments are generally limited to obligations of the U.S. Government and its agencies with a maturity of less than one year. The Company continues to generate sufficient cash from operations to fund its working capital needs and capital expenditures. The Company's operating activities provided $2.2 million of cash for the three months ended March 31, 1997 as compared to using cash of $1.7 million during the same period in 1996. The increase in net income, slightly lower levels of inventory and improved cash collections contributed to the positive cash flow from operating activities. Days outstanding in accounts receivable increased from approximately 40 days at the quarter ended December 31, 1996 to 52 days for the quarter ended March 31, 1997 due to various administrative processing delays in collections from several major customers. There have been subsequent cash receipts on these delayed collections. Inventory turns remain at approximately 7.

           Capital expenditures for the quarter ended March 31, 1997 were $882,000. Management anticipates that capital expenditures for 1997 will approximate three to five million dollars, predominantly for the investment in product development and improvements related to the new facility, as described below.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

           The Company has agreed to lease a new facility for its worldwide headquarters in Leesburg, Virginia. Construction of the facility commenced in September 1996 and is expected to be completed in September 1997. The Company's lease will be for a term of 15 years, beginning upon the completion date of the facility. The Company has terminated the lease of the existing Virginia headquarters in accordance with the lease provision and is not subject to significant cancellation costs.

           The Company currently anticipates that cash generated from operations, existing cash balances and amounts available under an unused, uncommitted $10,000,000 bank line of credit will be sufficient to satisfy its operating cash needs through 1997. Should the business progress more rapidly than expected, the Company believes that additional bank credit would be available to fund operating and capital requirements. In addition, the Company could consider additional public or private debt or equity financing to fund future growth opportunities.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

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



                                                 COHERENT COMMUNICATIONS SYSTEMS
                                                 CORPORATION




                                                 By: /s/ Joan E. Cominski
                                                    ---------------------------
                                                     Joan E. Cominski
                                                     Principal Financial Officer

      Date: May 14, 1997

                                EXHIBIT INDEX


Exhibit No.           Description

     11               Computation of Net Income Per Share

     27               Financial Data Scheudle