Form 10-Q
period 1997-06-30
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1997-08-12
CIK 921147

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from __________________to________________.





                           Commission file no. 0-24303


                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                                                         11-2162982
(State of Incorporation or Other Jurisdiction                         (I.R.S. Employer Identification No.)
       of Incorporation of Organization)

 44084 Riverside Parkway, Landsdowne Business Center, Leesburg, VA                     22075
           (Address of Principal Executive Offices)                                  (Zip Code)

Registrant's Telephone Number Including Area Code:      (703) 729-6400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes _X_   No ___








Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997:


   Class                                          Number of Shares Outstanding

Common Stock, Par Value $.01 Per Share                   15,272,522 Shares

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION



                                                                        PAGE

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
  June 30, 1997 (Unaudited) and December 31, 1996......................   3


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three and Six Months Ended June 30, 1997 and 1996......................   4


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)......................   5
  Six Months Ended June 30, 1997 and 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited).................   6


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................   7-9


                           PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K...............................   10

SIGNATURES.............................................................   11

EXHIBIT- 11 COMPUTATION OF NET INCOME PER SHARE........................   12

EXHIBIT- 27 FINANCIAL DATA SCHEDULE....................................   13

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS EXCEPT SHARES)


                                                                               JUNE 30,       DECEMBER 31,
       ASSETS                                                                    1997             1996
                                                                               -------          -------
                                                                             (UNAUDITED)
Current assets:
       Cash and cash equivalents                                               $10,659          $ 9,251
       Short term investments                                                    7,699            7,518
       Accounts receivable - trade, less allowances
           ($708-1997 and $684 -1996)                                           15,041           10,065
       Inventories                                                               3,256            3,301
       Other current assets                                                      1,204            1,109
                                                                               -------          -------
         Total current assets                                                   37,859           31,244

Property, plant and equipment
       Building and leasehold improvements                                         411              314
       Machinery and equipment                                                   6,253            5,115
       Furniture and fixtures                                                    1,068              970
                                                                               -------          -------
                                                                                 7,732            6,399
       Less accumulated depreciation                                             3,390            2,577
                                                                               -------          -------
                                                                                 4,342            3,822
Other long term assets                                                           2,361            2,492
                                                                               -------          -------
       Total Assets                                                            $44,562          $37,558
                                                                               =======          =======
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                        $ 1,217          $   733
       Accrued expenses                                                          2,755            2,675
       Income taxes payable                                                      2,181            2,184
                                                                               -------          -------
         Total current liabilities                                               6,153            5,592

Non-current liabilities:
       Deferred taxes                                                              167              167
                                                                               -------          -------
       Total liabilities                                                         6,320            5,759
                                                                               -------          -------
Stockholders' equity:
       Common stock, par value $.01 a share; authorized - 100,000,000 shares; issued and outstanding,15,243,000 shares - 1997
         and 15,128,000 shares - 1996                                              152              151
       Additional paid-in capital                                               11,064           10,657
       Retained earnings (from December 31, 1993)                               27,026           20,991
                                                                               -------          -------
       Total stockholders' equity                                               38,242           31,799
                                                                               -------          -------
       Total Liabilities and Stockholders' Equity                              $44,562          $37,558
                                                                               =======          =======

   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 (Unaudited)              (Unaudited)
                                             Three Months Ended         Six Months Ended
                                                   June 30,                 June 30,
                                            ---------------------     ---------------------
                                              1997         1996         1997         1996
                                            --------     --------     --------     --------
Net sales                                   $ 17,768     $ 13,165     $ 33,775     $ 24,274

Cost of sales                                  6,559        4,804       12,058        8,891
                                            --------     --------     --------     --------
Gross profit                                  11,209        8,361       21,717       15,383
                                            --------     --------     --------     --------

Expenses:
     Selling                                   2,949        2,105        5,988        3,760
     Product development and engineering       2,328        1,696        4,234        2,904
     General and administrative                1,311        1,106        2,528        2,055
     Interest income, net                       (270)        (106)        (463)        (225)
                                            --------     --------     --------     --------
Total expenses                                 6,318        4,801       12,287        8,494
                                            --------     --------     --------     --------
Pre-tax income                                 4,891        3,560        9,430        6,889

Income tax expense                             1,761        1,280        3,395        2,491
                                            --------     --------     --------     --------
     Net income                             $  3,130     $  2,280     $  6,035     $  4,398
                                            ========     ========     ========     ========
 Net income per common share                $   0.20     $   0.15     $   0.39     $   0.28
                                            ========     ========     ========     ========
 Average common shares outstanding            15,520       15,478       15,515       15,466
                                            ========     ========     ========     ========

   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                                    (UNAUDITED)
                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               ---------------------
                                                                 1997         1996
                                                               --------     --------
OPERATING ACTIVITIES:

Net income                                                     $  6,035     $  4,398

Adjustments to reconcile net income
  to cash from operating activities:

     Depreciation and amortization                                  935          567

Changes provided by (used in) operating activities:
      Receivables                                                (4,976)      (3,173)
      Inventories                                                    45       (1,354)
      Other current assets and other assets                         (86)         317
      Accounts payable                                              484         (176)
      Accrued expenses                                               80         (158)
      Income taxes payable                                           (3)        (205)
                                                               --------     --------
Cash provided by operating activities                             2,514          216
                                                               --------     --------
Investing activities:
     Decrease in notes receivable from related parties, net          --        6,125
     Purchase of short term investments                            (181)
     Expenditures for property, plant and equipment              (1,333)      (1,009)
                                                               --------     --------
Cash provided by (used in) investing activities                  (1,514)       5,116
                                                               --------     --------
Financing activities:
     Exercise of stock options                                      408          350
     Decrease in notes payable                                       --       (1,249)
                                                               --------     --------

Cash provided by (used in) financing activities                     408         (899)
                                                               --------     --------
Increase in cash and cash equivalents                             1,408        4,433

Cash and cash equivalents- beginning of period                    9,251        3,352
                                                               --------     --------
Cash and cash equivalents - end of period                      $ 10,659     $  7,785
                                                               ========     ========
Supplemental disclosure of cash flow information
  Cash paid for:
     Interest                                                  $     --     $     48
     Income taxes                                              $  3,026     $  2,726

     See accompanying notes to unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PRESENTATION

         The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

         These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

(B)   INVENTORIES

          Inventories are stated at the lower of cost, on a FIFO basis, or market and consist of the following:

          ($000's)                 JUNE 30,       DECEMBER 31,
                                     1997            1996
                                   --------       ------------
          Raw materials             $2,235          $2,263
          Work-in-progress             487             786
          Finished goods               534             252
                                    ------          ------
                                    $3,256          $3,301
                                    ======          ======

(C)   OTHER ASSETS

         In June 1996, the Company exercised its Warrants to purchase 1,380,304 (as adjusted for stock split) preferred shares of Seattle Silicon, using a $1,000,000 note due from Seattle Silicon to fund the purchase. The Company re-negotiated the remaining $400,000 note from Seattle Silicon (dated July 14,
1994) to defer payment until December 31, 1997. The interest accrued on the $400,000 note, at 7%, is paid to the Company monthly.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      RESULTS OF OPERATIONS

      Net sales for the quarter ended June 30, 1997 increased 35% compared to the same period in 1996. Net income increased by 37%, primarily the result of higher sales which have been partially offset with increased operating expenses. While operating expenses increased overall, they remained relatively flat as a percentage of revenue.

The following table sets forth, for the periods indicated, selected statements of income data as a percentage of net sales:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                               --------------------            --------------------
                                                               1997            1996            1997            1996
                                                               ----            ----            ----            ----
            Net Sales
                  Transmission products                          94%             85%             93%             85%
                  Teleconferencing products                       6              15               7              15
                                                               ----            ----            ----            ----
                  Total net sales                               100             100             100             100

                  Cost of sales                                  37              36              36              37
                                                               ----            ----            ----            ----
            Gross Profit                                         63              64              64              63

            Operating expenses
                  Selling                                        17              16              18              15
                  Product development and engineering            13              13              13              12
                  General and administrative                      7               9               7               9
                  Interest income, net                           (1)             (1)             (1)             (1)
                                                               ----            ----            ----            ----
                  Total expenses                                 36              37              36              35
                                                               ----            ----            ----            ----
                  Pre-tax income                                 28%             27%             28%             28%
                                                               ====            ====            ====            ====

      Sales of transmission products increased by 49% over the prior year for the quarter and 52% for the six month period. The majority of the transmission product increases came from the integrated and EC-6000 product lines, which together, increased 53% over the prior year for the quarter and 67% for the six month period. Sales growth was particularly strong in the Europe, Pacific Rim and North America. The revenue increases were attributable to large shipments to several large customers in Europe and North America.

      Teleconferencing sales decreased from the second quarter of 1996 by 44% and 36% for the six month period. Sales declined 39% and 43% for the quarter and six month period for the Conference Master, and there was a 90% and 68% decline in Callport sales for the quarter and six month period, respectively. These were partially offset by a 33% and 36% increase in Voicecrafter sales for the same periods. Sales declines for these product lines were primarily due to increased competition in this marketplace.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

      Backlog as of June 30, 1997 was $10.0 million compared to December 31, 1996 of $5.7 million. Backlog may fluctuate since transmission products represent capital purchases for the Company's customers and may be affected by seasonal and other business cycles and order cancellation. The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and accordingly, the Company generally has less than two-months net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog.

      Gross profit as a percentage of net sales was 63% and 64% for the quarter and the six month period ended June 30, 1997, respectively, as compared to 64% for the quarter and 63% for the comparable six month period in 1996. Despite price competition and the introduction of the product in new territories the increase of integrated and software products has enabled the Company to maintain its margins.

      Selling and marketing expenses increased for the three and six months ended June 30, 1997 by $844 and $2,228, respectively, at 17% of net sales for the quarter and 18% for the six months ended June 30, 1997 compared to 16% and 15% of net sales in the comparable periods in 1996. The increase in selling and marketing expenses was a result of the acceleration in hiring in China, Singapore and Japan. There was also additional hiring related to the Technical Assistance Center and the addition of product managers as compared to last year.

      Product development expenses increased for the three and six months ended June 30, 1997 by $632 and $1,330, while increasing as a percentage of net sales to 13% for the quarter and six month period as compared to 12% for the quarter ended and six month period in 1996. Most of this increase was due to the continued investment in the Consortium(TM) product, new product development and the hiring of consultants. Recruitment activities have increased significantly as the Company has added experienced personnel to the department.

      General and administrative expense increased for the three and six months ended June 30, 1997 by $205 and $473, respectively, at 7% of net sales for the three and six months ended June 30, 1997 compared to 9% in the comparable periods in 1996. There has been an increase in general and administrative personnel to support the overall Company growth, including Investor Relations, Director of Mergers and Acquisitions and additional MIS personnel.

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

    LIQUIDITY AND CAPITAL RESOURCES

      The Company has cash and short term investments totaling $18.4 million. Short term investments are generally limited to obligations of the U.S. Government and its agencies with a maturity of less than one year. The Company continues to generate sufficient cash from operations to fund its working capital needs and capital expenditures. The Company generated $1.4 million for six months ended June 30, 1997 as compared to generating cash of $4.4 million for the six months during the same period in 1996. The increase in net income and slightly lower levels of inventory were offset by increased accounts receivable levels and capital expenditures. Days outstanding in accounts receivable increased from approximately 40 days at December 31, 1996 to 58 days for the quarter ended June 30, 1997 due to various administrative processing delays in collections from several major customers. As of July 31, 1997 days outstanding decreased to 52 days. Inventory turns improved to approximately 8.

      Capital expenditures for the quarter ended June 30, 1997 were $0.5 million. Year to date expenses have been $1.3 million. Management anticipates that capital expenditures for 1997 will approximate three to five million dollars, predominantly for the investment in product development, management information systems and improvements related to the new facility, as described below.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997, earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

        In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this statement for the year ending December 31,1998. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion-1996," No. 15, "Earnings per Share." And FASB Statement No. 47, "Disclosure of Long Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of SFAS No. 129 will have no impact on the Company's financial statements.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statement for the year ending December 31,1998. Earlier application is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company is currently evaluating the impact, if any, adoption of SFAS No. 130 will have on its financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for the interim periods. The Company is required to adopt the provisions of the statement for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of SFAS No. 131. The Company is currently evaluating the impact, if any, adoption of SFAS No. 131 will have on its financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits


            Exhibit 10.1- Contract Amendment to Value Added Reseller Agreement No. H7810/92 dated April 3,1997 between Nokia Telecommunications Oy and the Company*

            Exhibit 11 - Computation of net income per share

            Exhibit 27 - Financial Data Schedule


      (b)   Reports on Form 8-K

            None






No other applicable items.

* Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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



                                    COHERENT COMMUNICATIONS SYSTEMS
                                    CORPORATION




                                     By: /s/Joan E. Cominski
                                         ---------------------------------------
                                          Joan E. Cominski
                                          Principal Financial Officer

    Date: August 12, 1997

                                EXHIBIT INDEX

      Exhibit 10.1- Contract Amendment to Value Added Reseller Agreement No. H7810/92 dated April 3,1997 between Nokia Telecommunications Oy and the Company*

            Exhibit 11 - Computation of net income per share

            Exhibit 27 - Financial Data Schedule

                          No other applicable items.

* Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.