Form 10-Q/A
period 1997-06-30
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1997-08-20
CIK 921147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from
                  to                .
------------------  ----------------




Commission file no. 0-24303
                    -------

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                     11-2162982
--------------------------------                        ----------
   (State of Incorporation
     or Other Jurisdiction                  (I.R.S. Employer Identification No.)
of Incorporation of Organization)

 44084 Riverside Parkway, Lansdowne Business Center, Leesburg, VA       22075
-------------------------------------------------------------------  -----------
         (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number Including Area Code:               (703) 729-6400
                                                                ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes   X   No
                                                  ----     -----




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 1997:


Class                                              Number of Shares Outstanding

Common Stock, Par Value $.01 Per Share              15,272,522 Shares

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


                                                                          PAGE
                                                                          ----

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K................................    3

SIGNATURES..............................................................    4

EXHIBIT INDEX...........................................................    5

EXHIBIT 10.1 CONTRACT AMENDMENT TO VALUE ADDED RESELLER AGREEMENT.......    6

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits


                  Exhibit 10.1- Contract Amendment to Value Added Reseller Agreement No. H7810/92 dated April 3,1997 between Nokia Telecommunications Oy and the Company*

                  Exhibit 11 - Computation of net income per share (1) (Exhibit 11)

                  Exhibit 27 - Financial Data Schedule (1) (Exhibit 27)


         (b)      Reports on Form 8-K

                  None



No other applicable items.

* Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

   (1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.

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



                                        COHERENT COMMUNICATIONS SYSTEMS
                                        CORPORATION




                                        By:/s/ Joan E. Cominski
                                            ------------------------------------
                                                 Joan E. Cominski
                                                 Principal Financial Officer

      Date: August 20, 1997

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


         Exhibit 10.1- Contract Amendment to Value Added Reseller Agreement No. H7810/92 dated April 3, 1997 between Nokia Telecommunications Oy and the Company*

         Exhibit 11 - Computation of net income per share (1) (Exhibit 11)

         Exhibit 27 - Financial Data Schedule (1) (Exhibit 27)




* Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

   (1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.