Form 10-K405/A
period 1996-12-31
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1997-10-15
CIK 921147

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

Coherent Communications Systems Corp.




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

Coherent Communications Systems Corp.




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


                                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


                                   By:    /s/ Melba G. Chan
                                      ----------------------------------------
                                              Melba G. Chan,
                                              Chief Financial Officer


                                   Date: October 15, 1997

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


       Exhibit No.                           Description
       -----------                           -----------
           3(i)   -   Certificate of Incorporation of the Company, as amended by a Certificate of Amendment.(3) (Exhibit 3.1(i))

          3(ii)   -   By-laws of the Company as amended.

            4.1   -   Specimen stock certificate representing the Common
                      Stock.(3)(Exhibit 4.1)

           10.1   -   Administrative Services Agreement dated as of December 1,
                      1993, between the Company and Safeguard Scientifics,
                      Inc.(3)(Exhibit 10.1)

           10.2   -   Asset Purchase Agreement dated as of March 18, 1987
                      between COMSAT Telesystems, Inc. and the
                      Company.(1)(Exhibit 10.2)

          *10.3   -   1982 Stock Option Plan.(1)(Exhibit 10.3)

          *10.4   -   1993 Equity Compensation Plan, as amended and restated.

        *10.4.1   -   Stock Ownership Plan(5)(Exhibit 10.4.1)

         10.4.2   -   Compensation Plan for Outside Directors

          *10.5   -   Form of Non-Qualified Stock Option Agreement of the
                      Company for Employees.(2)(Exhibit 10.5)

          *10.6   -   Form of Non-Qualified Stock Option Agreement of the
                      Company for Directors.(2)(Exhibit 10.6)

          *10.7   -   Form of Incentive Stock Option Agreement of the Company
                      for Employees.(2)(Exhibit 10.7)

           10.8   -   Lease dated as of February 1, 1980, as amended, between
                      LE-AX Corp. and the Company, for the property at 60
                      Commerce Drive, Hauppauge, New York.(1)(Exhibit 10.8)

         10.9.1   -   Lease dated as of July 31, 1992 between Linpro Lansdowne
                      Two Limited Partnership and the Company, for the property
                      at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit
                      10.9.1)

         10.9.2   -   Sublease dated as of August 1993 between G.D. Searle & Co.
                      and the Company, for the property at 44084 Riverside
                      Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.2)

         10.9.3   -   Lease dated August 9, 1996 by and between Opus East,,
                      L.L.C., Landlord, and the Company, for the premises
                      located in Loudon County, Virginia known as University
                      Center.

          10.10   -   Lease dated as of October 15, 1990 between Kibswell
                      Holdings Limited and the Company, for the property at Unit
                      B The Quadrant, Barton Lane, Abingdon,
                      England.(1)(Exchange 10.10)

          10.11   -   Tax Agreement dated January 1, 1983 between Safeguard
                      Scientifics, Inc. and the Company.(1)(Exhibit 10.11)

         *10.12   -   Severance and Non-Competition Agreement dated as of
                      February 10, 1994 between Daniel McGinnis and the
                      Company.(1)(Exhibit 10.12)

Coherent Communications Systems Corp.




          10.13   -   Form of Demand Promissory Note of Safeguard Scientifics,
                      Inc., dated April 2, 1993, payable to the Company, as amended by letter Agreement dated January 12, 1994.(1)(Exhibit 10.13)

          10.14   -   Form of Promissory Note of the Company payable to
                      Safeguard Scientifics, Inc. with respect to the redemption of redeemable convertible preferred stock.(3)(Exhibit
                      10.14)

          10.15   -   Supply and License Agreement dated February 7, 1992,
                      between the Company and TRT Telecommunications
                      Radioelectriques et Telephoniques.(1)(Exhibit 10.15)

          10.16   -   International Distribution Agreement dated as of January
                      2, 1992 between the Company and Cohpac Communications
                      Systems Pty Limited.(1)(Exhibit 10.16)

          10.17   -   North America Value Added Reseller Agreement dated as of
                      December 7, 1992 between the Company and Wandel &
                      Goltermann Inc.(1)(Exhibit 10.17)

         *10.18   -   Management Incentive Compensation Plan, as adopted by the
                      Company.(2)(Exhibit 10.18)

          10.19   -   License Agreement, effective as of June 1, 1994, between
                      the Company and Systems Technology Associates, Inc.
                      (3)(Exhibit 10.19)

          10.20   -   Value Added Reseller Agreement dated December 31, 1992 as
                      amended June 13, 1995 between the Company and Nokia
                      Telecommunications Oy (5)(Exhibit 10.21)**

          10.21   -   Memorandum of Understanding dated February 27,1997 between the Company and Nokia Telecommunications Oy**

           11.0   -   Computation of net income per share.

           21.0   -   Subsidiaries of registrant.

           23.0   -   Consent of KPMG Peat Marwick LLP

           27.0   -   Financial Data Schedule

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