Form 10-Q
period 1997-09-30
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1997-11-14
CIK 921147

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________________to________________.





                           Commission file no. 0-24303


                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                        11-2162982
(State of Incorporation or Other Jurisdiction    (I.R.S. Employer Identification
     of Incorporation of Organization)                          No.)

 45085 University Drive  Ashburn, VA                         20147-2745
         (Address of Principal Executive Offices)            (Zip Code)

Registrant's Telephone Number Including Area Code:     (703) 729-6400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No______



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997:


  Class                                             Number of Shares Outstanding

Common Stock, Par Value $.01 Per Share              15,327,728 Shares

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION



                                                                            PAGE

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
September 30, 1997 (Unaudited) and December 31, 1996.....................    3


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three and Nine Months Ended September 30, 1997 and 1996..................    4


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)........................    5
Nine Months Ended September 30, 1997 and 1996


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...................    6


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    7-9


                                            PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.................................    10

SIGNATURES...............................................................    11

EXHIBIT- 11 COMPUTATION OF NET INCOME PER SHARE..........................    12

EXHIBIT- 27 FINANCIAL DATA
SCHEDULE.................................................................    13

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS EXCEPT SHARES)

                                                                                    SEPTEMBER 30,    DECEMBER 31,
          ASSETS                                                                        1997            1996
                                                                                    -------------    -----------
                                                                                     (UNAUDITED)
Current assets:
          Cash and cash equivalents                                                    $16,205       $ 9,251
          Short term investments                                                         7,792         7,518
          Accounts receivable - trade, less allowances
              ($905-1997 and $684-1996)                                                 14,679        10,065
          Inventories                                                                    3,135         3,301
          Other current assets                                                           1,163         1,109
                                                                                       -------       -------
            Total current assets                                                        42,974        31,244

Property, plant and equipment
          Building and leasehold improvements                                              482           314
          Machinery and equipment                                                        7,213         5,115
          Furniture and fixtures                                                         1,404           970
                                                                                       -------       -------
                                                                                         9,099         6,399
          Less accumulated depreciation                                                  3,833         2,577
                                                                                       -------       -------
                                                                                         5,266         3,822

Other long term assets                                                                   2,320         2,492
                                                                                       -------       -------

          Total Assets                                                                 $50,560       $37,558
                                                                                       =======       =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                                             $ 1,597       $   733
          Accrued expenses                                                               3,839         2,675
          Income taxes payable                                                           3,002         2,184
                                                                                       -------       -------

            Total current liabilities                                                    8,438         5,592

Non-current liabilities:
          Deferred taxes                                                                   167           167
                                                                                       -------       -------

          Total liabilities                                                              8,605         5,759
                                                                                       -------       -------


Stockholders' equity:
          Common stock, par value $.01 a share; authorized - 100,000,000 shares;
             issued and outstanding, 15,287,000 shares - 1997
             and 15,128,000 shares - 1996                                                  153           151
          Additional paid-in capital                                                    11,198        10,657
          Retained earnings (from December 31, 1993)                                    30,604        20,991
                                                                                       -------       -------

          Total stockholders' equity                                                    41,955        31,799
                                                                                       -------       -------

          Total Liabilities and Stockholders' Equity                                   $50,560       $37,558
                                                                                       =======       =======

   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                        (Unaudited)                    (Unaudited)
                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 ------------------------        ------------------------
                                                   1997            1996            1997            1996
                                                 --------        --------        --------        --------
Net sales                                        $ 19,111        $ 14,102        $ 52,886        $ 38,376

Cost of  sales                                      6,961           5,228          19,019          14,119
                                                 --------        --------        --------        --------

Gross profit                                       12,150           8,874          33,867          24,257
                                                 --------        --------        --------        --------

Expenses:
       Selling                                      3,049           2,209           9,037           5,969
       Product development and engineering          2,480           1,741           6,714           4,645
       General and administrative                   1,367           1,208           3,895           3,263
       Interest income, net                          (336)           (108)           (799)           (333)
                                                 --------        --------        --------        --------

Total expenses                                      6,560           5,050          18,847          13,544
                                                 --------        --------        --------        --------

Pre-tax income                                      5,590           3,824          15,020          10,713

Income tax expense                                  2,012           1,379           5,407           3,870
                                                 --------        --------        --------        --------

       Net income                                $  3,578        $  2,445        $  9,613        $  6,843
                                                 ========        ========        ========        ========

 Net income per common share                     $   0.23        $   0.16        $   0.62        $   0.44
                                                 ========        ========        ========        ========

 Average common shares outstanding                 15,584          15,479          15,538          15,472
                                                 ========        ========        ========        ========


   See accompanying notes to the unaudited consolidated financial statements.

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                                    (UNAUDITED)
                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             ------------------------
                                                                               1997            1996
                                                                             --------        --------
OPERATING ACTIVITIES:

Net income                                                                   $  9,613        $  6,843

Adjustments to reconcile net income to cash from operating activities:

     Depreciation and amortization                                              1,435             936

Changes provided by (used in) operating activities:
      Receivables                                                              (4,614)         (3,232)
      Inventories                                                                 166            (750)
      Other current assets and other assets                                       (61)            445
      Accounts payable                                                            864              58
      Accrued expenses                                                          1,164             274
      Income taxes payable                                                        818             525
                                                                             --------        --------

Cash provided by operating activities                                           9,385           5,099
                                                                             --------        --------

Investing activities:
     Decrease in notes receivable from related parties, net                        --           7,125
     Purchase of short term investments                                          (274)         (2,500)
     Expenditures for property, plant and equipment                            (2,700)         (1,453)
                                                                             --------        --------

Cash provided by (used in) investing activities                                (2,974)          3,172
                                                                             --------        --------

Financing activities:
     Exercise of stock options                                                    543             509
     Decrease in notes payable                                                     --          (2,249)
                                                                             --------        --------

Cash provided by (used in) financing activities                                   543          (1,740)
                                                                             --------        --------

Increase in cash and cash equivalents                                           6,954           6,531

Cash and cash equivalents - beginning of period                                 9,251           3,352
                                                                             --------        --------

Cash and cash equivalents - end of period                                    $ 16,205        $  9,883
                                                                             ========        ========

Supplemental disclosure of cash flow information Cash paid for:
     Interest                                                                $     --        $     61
     Income taxes                                                            $  4,590        $  3,345

     See accompanying notes to unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PRESENTATION

         The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

         These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

(B)   INVENTORIES

          Inventories are stated at the lower of cost, on a FIFO basis, or market and consist of the following:

($000's)             SEPTEMBER 30, DECEMBER 31,
                        1997         1996
                       ------       ------
Raw materials          $1,780       $2,263
Work-in-progress          929          786
Finished goods            426          252
                       ------       ------
                       $3,135       $3,301
                       ======       ======

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, selected statements of income data as a percentage of net sales:

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                -----------------         -----------------
                                                1997         1996         1997         1996
                                                ----         ----         ----         ----
Net Sales
      Transmission products                       92%          86%          93%          85%
      Teleconferencing products                    8           14            7           15
                                                ----         ----         ----         ----

      Total net sales                            100          100          100          100

      Cost of sales                               36           37           36           37
                                                ----         ----         ----         ----

Gross Profit                                      64           63           64           63

Operating expenses
      Selling                                     16           16           18           15
      Product development and engineering         13           12           13           12
      General and administrative                   7            9            7            9
      Interest income, net                        (2)          (1)          (1)          (1)
                                                ----         ----         ----         ----

      Total expenses                              34           36           36           35
                                                ----         ----         ----         ----

      Pre-tax income                              30%          27%          28%          28%
                                                ====         ====         ====         ====

                  Net sales for the quarter ended September 30, 1997 increased 36% compared to the same period in 1996. Sales of transmission products increased by 43% over the prior year for the quarter and 48% for the nine month period. The Company's continuing growth in sales and profits is driven by world-wide growth in telecommunications infrastructure. With current sales in over 70 countries, the company benefits from this global trend. In the most recent quarter, Asian sales were 24% of total sales, while Europe, North America and Latin America were 39%, 31% and 6% respectively. All regions showed positive growth. Sales of teleconferencing products decreased from the third quarter of 1996 by 21% and 30% for the nine month period. The Company has decided to move away from dealer-based distribution channels for its conferencing products and pursue an OEM-based strategy.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

         Backlog as of September 30, 1997 was $8.5 million compared to December 31, 1996 of $5.7 million. Backlog may fluctuate since transmission products represent capital purchases for the Company's customers and may be affected by the scheduling of large orders by customers. The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and accordingly, the Company generally has less than two months net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog.

           Gross profit as a percentage of net sales was 64% for the quarter and the nine month period ended September 30, 1997, as compared to 63% for both the quarter and nine month period in 1996. Despite price competition in both new and existing markets, the increase in sales volumes and the reduction of product cost has enabled the Company to increase gross profit margins.

           Selling and marketing expenses increased for the three months ended September 30, 1997 by $840, remaining at 16% of net sales for the quarter and by $3,068 to 18% for the nine months ended September 30, 1997 as compared to 15% for the nine month period in 1996. The increase in selling and marketing expenses was primarily a result of building its organization in the Asia Pacific Rim. Product development expenses increased for the three and nine months ended September 30, 1997 by $739 and $2,069, respectively, while increasing as a percentage of net sales to 13% for the quarter and nine month period as compared to 12% for the quarter ended and nine month period in 1996. General and administrative expense increased for the three and nine months ended September 30, 1997 by $159 and $632, respectively, decreasing to 7% of net sales for the three and nine months ended September 30, 1997. There has been an increase in personnel to support the overall Company growth.

           The Company's forward looking statements of expected growth revenue are subject to various risks, such as an unanticipated general decline in infrastructure investment in developing countries or worldwide reductions in telecommunications expenditures.

       LIQUIDITY AND CAPITAL RESOURCES

           The Company has cash and short term investments totaling $24.0 million. The Company continues to generate sufficient cash from operations to fund its working capital needs and capital expenditures. The Company generated cash and short term investments of $7.2 million for nine months ended September 30, 1997 as compared to an increase in of $9.0 million for the nine months during the same period in 1996. The increase in net income is offset by increases in working capital and capital expenditures related to the growth of the business. Capital expenditures for the three and nine months ended September 30, 1997 were $1.4 million and $2.7 million, respectively. Management anticipates that the company will continue to expend capital in product development, management information systems and improvements related to its growth.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

           In August, 1997, the Company moved to a new leased facility for its worldwide headquarters in Ashburn, Virginia. The Company's lease will be for a term of 15 years. The Company has terminated the lease of its previous Leesburg, Virginia headquarters.

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

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15), and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The calculation of EPS under APB and Statement 128 for the three and nine months ended June 30, 1997 and 1996 was:

                                                       APB 15                       Statement 128
                                                       ------                       -------------
                                            Primary           Fully Diluted     Basic             Diluted
                                            ---------         -------------     -----             -------
                                                     (unaudited)                                (unaudited)
       Three months ended Sept. 30, 1997        $.23             $.23             $.23              $.23
       Nine months ended Sept. 30, 1997         $.62             $.62             $.63              $.62

       Three months ended Sept. 30, 1996        $.16             $.16             $.16              $.16
       Nine months ended Sept. 30, 1996         $.44             $.44             $.46              $.44

           Also during 1997, the FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company is required to adopt the provisions relating to capital structure for the year ending December 31, 1997, if applicable, and the provisions of the other pronouncements, if applicable, for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations, but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

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



                             COHERENT COMMUNICATIONS SYSTEMS
                             CORPORATION




                             By: /s/ Melba G. Chan
                                ----------------------------------------
                                      Melba G. Chan
                                      Vice-President and Chief Financial Officer

Date: November 12, 1997

                                EXHIBIT INDEX



                  Exhibit 11 - Computation of net income per share

                  Exhibit 27 - Financial Data Schedule