Form 10-K
period 1997-12-31
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1998-03-31
CIK 921147

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION NUMBER 0-24303

                            COHERENT COMMUNICATIONS
                              SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      11-2162982
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                             45085 UNIVERSITY DRIVE
                          ASHBURN, VIRGINIA 20147-2745
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (703) 729-6400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
                     NONE                                      NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 20, 1998, was approximately $425,020,623 based on the sale price of the Common Stock on March 20, 1998, of $45.31 as reported by the NASDAQ National Market System. As of March 20, 1998, the registrant had outstanding 15,542,444 shares of its Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION

                               INDEX TO FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

ITEM                                                                PAGE
NO.                                                                 NO.
----                                                                ----
                                 PART I
 1    Business....................................................    2
 2    Properties..................................................    9
 3    Legal Proceedings...........................................   10
 4    Submission of Matters to a Vote of Security Holders.........   10
                                PART II
 5    Market for Registrant's Common Equity and Related              10
      Stockholder Matters.........................................
 6    Selected Financial Data.....................................   11
 7    Management's Discussion and Analysis of Financial Condition    11
      and Results of Operations...................................
 7A   Quantitative and Qualitative Disclosures About Market          13
      Risk........................................................
 8    Financial Statements and Supplementary Data.................   13
 9    Changes in and Disagreements With Accountants on Accounting    26
      and Financial Disclosure....................................
                                PART III
10    Directors and Executive Officers of the Registrant..........   26
11    Executive Compensation......................................   28
12    Security Ownership of Certain Beneficial Owners and            30
      Management..................................................
13    Certain Relationships and Related Transactions..............   31
                                PART IV
14    Exhibits, Financial Statement Schedules and Reports on Form    32
      8-K.........................................................

                  COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

ITEM 1.  BUSINESS

     Coherent Communications Systems Corporation, a Delaware corporation ("Coherent" or "the Company"), develops, manufactures and markets voice quality enhancement products for wireless (including digital cellular and personal communication systems ("PCS")), satellite-based, cable communication systems, and wireline telecommunications systems throughout the world. The Company's products utilize proprietary, high-speed, reduced instruction set ("RISC") microprocessor coupled with proprietary software to enhance the quality of voice communications during a telephone call. The Company's products are compatible with domestic and foreign telecommunications systems.

     On February 16, 1998, the Company announced a merger agreement, under which the Company will become a subsidiary of Tellabs, Inc.("Tellabs"). Under the terms of this Agreement, all outstanding shares of the Company stock will be exchanged at the ratio of .72 share of Tellabs common stock for each share of Coherent common stock. Based on the closing price of Tellabs common stock on February 13, 1998, the transaction is valued at approximately $670 million. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. This transaction is subject to various conditions and approval by appropriate government agencies and the Company's stockholders. The Company's Board of Directors unanimously approved the transaction and recommended its approval by stockholders. Safeguard Scientifics, Inc. ("Safeguard") the Company's largest stockholder, has agreed to vote in favor of the transaction. Prior to the closing of the merger, the Company has agreed to certain restrictions including limitations on capital expenditures and dividends, among others.

     Coherent Communications Systems Corporation is a worldwide leader in state-of-the-art voice enhancement technology, spanning transmission products and conference products. These products are sold to customers worldwide either under the Coherent label, under private label for Other Equipment Manufacturer
(OEM) partners, or integrated into OEMs transmission equipment for wireless and wireline infrastructure.

     The Company's transmission products include echo cancellation platforms and associated network software including standalone echo cancellers and integrated echo cancellers. These products enhance voice quality in several ways including eliminating electrical and acoustic echoes inherent in telecommunications systems. The technological advances incorporated into telecommunications systems, such as wireless and digital transmission technology, speech compression, fiber optic transmission lines and, satellite links, make echo canceller products an essential component of most digital telecommunications network. The Company's transmission products are designed to support a variety of speech enhancement functions in addition to echo cancellation. Sculptured Sound(R) is designed to automatically optimize speech levels in a variety of local, long distance and cellular networks. Enhanced Audio Plus(TM), Netreach(R) and other software products may be incorporated into new transmission products or marketed to existing transmission product customers of the Company that desire enhanced audio quality and functionality. The Company sells its transmission products to network operators and other end-users through its direct sales force and third-party distributors, and also to other telecommunications equipment manufacturers through its direct sales force. The Company's products are used globally by major wireless and wireline telecommunications companies and network operators, including AT&T Wireless, British Telecom, Cable & Wireless, Cellular One, Cisco Systems, Deutsche Telekom, France Telecom, Motorola, Nokia, NORTEL, Telia Mobitel, and Telefonos de Mexico, among others.

     The Company's conference products include equipment and related software used in teleconferencing and in videoconferencing applications, such as distance learning and business television. These products include the Consortium(R) 3.0 Conferencing System(TM), ConferenceMaster(R) and Voicecrafter(TM) lines of audio systems. ConferenceMaster provides group teleconferencing facilities for meeting rooms, and Voicecrafter provides full-duplex, high quality audio for videoconference systems. The Company utilizes an indirect distribution strategy in marketing conference products to end users through a network of more than 100 independent dealers and distributors throughout the world. The Company also directly markets conference products to OEMs and systems integrators, such as Intel, Lucent Technologies, AT&T, British Telecom, CBCI Telecom and others.

     Coherent is a fully accredited ISO 9001 company, dedicated to maintaining the highest quality standards at every level. The Company's headquarters are in Ashburn, Virginia, USA.

STRATEGY

     The Company's objective is to be a leading provider of software configurable products that improve the voice quality and efficiency of telecommunications systems throughout the world. The Company's strategy for achieving this goal includes the following:

     Expanding Alliances with Telecommunications Network Operators and OEMs. In the course of developing and marketing its echo canceller and conference products, the Company has established strategic relationships with major telecommunications network operators, large OEMs, and telecommunications equipment distributors. The Company intends to continue developing these relationships to identify additional product and market opportunities using its proprietary technology. The Company believes that the numerous strategic alliances that it enjoys with OEMs and network operators will further support its growth in all of its marketplaces and provide a basis for expansion into new markets. For example, OEM relationships has led to inclusion of the Company's products and technology in large telecommunication systems project bids that the Company might not have been able to bid upon independently. The Company has entered into supply agreements with certain OEMs for customized products.

     Supporting Wireless Telecommunication Systems. Speech compression performed in digital wireless networks delays speech to such degree that echo cancellation equipment is required on all calls, both local and long distance. As wireless telecommunications systems expand and convert to digital wireless systems and as PCS and low earth orbit satellite systems are implemented, greater delays are introduced. The Company intends to continue introducing software products aimed at correcting echo problems inherent to these new technologies. An example of the Company's efforts in this area is the 1995 introduction of Enhanced Audio Plus(TM) software, designed specifically for speech enhancement by controlling noise, gain and echo in digital wireless telephone systems. The EC Duo(TM) Bi-directional Echo Canceller, along with the family of software options, was introduced in early 1997. The Company intends to continue focusing on providing leading-edge wireless solutions to the exploding wireless industry worldwide.

     Introducing New Products and Value Added Product Offerings. The Company continues its product strategy to introduce new product platforms every three to five years and to develop new software products that run on these echo canceller platforms and conference products. Throughout the years, the Company successfully launched new products as well as performance and feature enhancements for its existing product platforms. For example, a second generation EC6000 digital echo canceller and a series of software products including Enhanced Audio Plus(TM), Sculptured Sound(R) and Netreach(TM) were introduced in 1995 and 1996. In 1997, the Company focused its development, sales, and marketing efforts on the voice enhancement requirement of digital wireless carriers. EC Duo, introduced to the market in the first quarter of 1997, was the industry's first bi-directional echo canceller. This product, built on the successful experience of the EC-6000 platform, economically addresses both traditional echoes from the PSTN as well as acoustic echo coming from the mobile side, all on one board. Also in the first quarter of 1997, the Company launched the industry's first echo canceller network management product, c/mor(TM). This product launch was the result of a significant development effort within the Company and enables a network operator to both control and manage the echo canceller element and also have access to valuable network performance data to ensure optimum performance. The Company believes that c/mor(TM) can result in cost reduction of network maintenance personnel.

     Expanding Sales Presence in Worldwide Markets. In 1996 and 1997, the Company added sales personnel throughout its sales regions and opened additional sales offices to serve growing markets in China, India, Eastern Europe, Singapore and Japan. In 1997, sales from Europe, North America, Asia and Latin America were 47%, 27%, 18% and 8% of total sales, respectively. Recent concerns over business conditions in the Asia Pacific region have not affected the Company in that Asian sales are derived mainly from Australia, Japan and China.

     Pursuing Acquisitions in Related Telecommunication Products and Technology that Accrete to Earnings. In October 1995, the Company purchased the technology, and related assets for the Consortium(R) Conference Bridge(TM) and teleconferencing product line. Consortium is a modestly priced, user friendly teleconferencing bridge targeted to the corporate customer and other organizations that require multiparty teleconferencing for 24 - 96 participants. In August 1997, the Company introduced the Consortium 3.0 Conferencing System(TM) that includes numerous architectural and feature upgrades.

MARKETS

     The Company expects that its transmission product sales will increase in five main markets: digital wireless telephony, long distance telephony, network management, speech enhancement, and coaxial cable communications. The Company believes that a majority of digital wireless networks, including networks utilizing present technology and the developing PCS and low earth orbit systems technologies, will need to employ echo cancellers due to their use of digital speech compression, which causes delay and resultant echo. Potential customers requiring echo cancellers in these five markets include all telephone operating companies and are not limited to the cellular or long distance operators to whom the Company currently sells its transmission products. It is difficult to forecast demand for the speech enhancement and network management markets because these markets are new and no historical information is available. However, independent forecasts estimate an increase in the total number of digital wireless subscribers to grow from one million in 1993, to 100 million in the year 2000. Even in the face of declining transmission product prices due to technological advances, the Company believes it may experience significant sales growth if the size of the digital cellular telephony market alone grows as projected.

     The market for conference products and services has grown significantly in the past three years due to changing business practices that increasingly require accurate and timely exchange of information by individuals and groups often separated by significant distances. The Company's products are used to provide the audio portion of a videoconferencing system. The key components of the Company's conference products consist of telephone conference bridge equipment, acoustic echo cancellation and noise cancellation equipment, microphones, loudspeakers, an amplifier and dialing/signaling equipment. The Company's conference products eliminate echo electronically and allow participants to engage in natural conversation.

PRODUCTS

     The Company offers a broad range of echo canceller products to satisfy the needs of public and private telecommunications networks, satellite networks, digital wireless for digital wireless networks and a whole family of networks, international gateway switches and terrestrial networks.

     The Company's principal products are its EC-6000/7000 Series II Digital Echo Canceller, its EC-6000 in both T-1 and E-1 formats, its EC-7000 in E-1 format, and its related software products. The EC6000/7000 Series II Digital Echo Canceller provides the most advanced level of echo control available for both wireline telephony and wireless digital cellular applications in compliance with relevant ITU-T recommendations. The EC-6000 is designed to provide echo canceller capabilities in a variety of digital formats. The EC-6000 T-1 is designed for use in telecommunications systems using the United States T-1 carrier line standard. The EC-6000 E-1 is designed for use in telecommunications systems using the international CEPT carrier line standard prevalent outside the United States. The EC-6000 Dual Di-Group Digital Echo Canceller is a compact and low cost echo canceller designed to support one or two T-1 or CEPT lines for remote and private earth station applications. The EC-7000 is specifically designed for echo cancellation in digital transmissions using the international CEPT standard, including modifications to the CEPT standard proposed by the European Telecommunications Standard Institute, and is sized for a particular European cabinet configuration. The EC-6000 and EC-7000 utilize the Company's proprietary echo cancellation software and proprietary high-speed RISC microprocessors. These products contain substantial speech processing power, of up to 132 million instructions per second ("MIPs") per line, compared to the less than 20 MIPs processing power of competitors' that do not use RISC technology. As a result of this processing power and speed, the Company believes that its echo canceller products are able to react more quickly and comprehensively to network system echo problems than those of competitors', and are more suited as a platform for additional software speech enhancement products.

     NetReach(TM) far end echo cancellation software overcomes the limitations of conventional echo cancellers, in that a single international service provider can provide echo cancellation for both ends of the connection from a single location. By allowing the local network operator to control both the local and far-end call in this way, the entire process can be monitored and the incoming call can be adjusted to ensure optimum quality.

     Enhanced Audio Plus(TM) voice enhancement software eliminates the complex combination of echo experienced on hands-free mobile applications on GSM and digital wireless networks. The software, which integrates with the EC-6000/7000 digital echo canceller platforms, effectively reduces or eliminates audible echo, swirl, or other voice processing artificats. The Company believes that Enhanced Audio Plus is the only available product that truly cancels acoustic echo in the wireless network.

     c/mor(TM) network management software capitalizes on the EC-6000/7000 Series II Echo Canceller's central location within a network, acting as the access point for essential network monitoring information. It provides a single data access point for essential network performance traffic monitoring information. With c/mor(TM), the user has complete control of the digital echo canceller, including configuration per channel or di-group and alarm configuration and reporting. c/mor(TM) has a simple, user-friendly graphical user interface that allow both local and remote control and monitoring of echo canceller functions. The interface is Windows-based, thereby permitting it to be used on the same workstation as other Windows-based network management programs.

     Sculptured Sound(R) is a voice and data enhancement software installed in the EC-6000/7000 echo canceller platform to provide an effective, non-obtrusive means of improving quality of a call caused by varying speech levels. It automatically optimizes active speech levels. Speech levels in both the international telephone network and digital wireless networks vary considerably and extreme variations can cause degradation in call quality. This software reacts intelligently to varying speech levels, adjusting the appropriate parameters in real time to an optimal operating level.

     Netwise(R) is ISDN signaling software that removes the need for dedicated voice circuits on ISDN. It is available for both CEPT and T1 lines.

     Consortium(TM) Conference Bridge is an automated teleconferencing bridge for multipoint meetings. The Consortium can link from 2 to 96 meeting participants, calling in from anywhere in the world, on the same audio conference. The Consortium delivers excellent audio quality, echo cancellation and call progress monitoring on every port ensuring that free-flowing speech is maintained in all directions for truly natural conversation and efficient interaction.

     Voicecrafter(TM) 3000 Echo Canceller provides audio for integrated conferencing solutions. This product is designed for use with roll-about videoconferencing systems, permanent conferencing installations, plus PC-based video and audiographics products. Voicecrafter uses Coherent's echo cancellation technology .

     ConferenceMaster(R) Audioconferencing System is designed for use in offices and conference rooms while ConferenceMaster(R) is a desktop speakerphone that enables interactive conversations where each side of the conversation is heard by all meeting participants without echo or clipping of words.
ConferenceMaster(R) is engineered with Coherent's patented acoustic echo cancellation technology.

DISTRIBUTION AND MARKETING

     The Company has established a global sales and distribution network for its products based upon projected worldwide growth of the global telecommunications market. Key employees of the Company are assigned to, or located in these regions and are familiar with the requirements for transacting business in the various local markets. In addition, key alliances have been formed around the world with other companies and individuals that have broad technological expertise and significant distribution capabilities to supplement our direct sales force.

     The Company's sales staff of 37 employees, as of March 20, 1998, markets its transmission products directly to telecommunications network operators, telecommunications equipment manufacturers and distributors. The Company also indirectly markets echo canceller products to network operators and other end-users through distributors who receives marketing and technical support from the Company's direct sales staff. The Company's distributors are generally responsible for sales to telephone companies in specific countries. The Company does not usually grant distributors the exclusive right to distribute selected echo canceller products in their respective territories.

     The Company believes that there are opportunities to integrate its technology in OEM products. The Company entered into product development and sales agreements with Nokia Telecommunications Oy, of Finland ("Nokia"), pursuant to which the Company has custom designed echo canceller products that are incorporated into Nokia's telecommunications switches. The agreement continues through 1999. The Company also entered into a five-year renewable supply and license agreement with NEC Australia in 1994 and in 1992, a ten-year supply and licensing agreement with TRT Telecommunications Radioelectriques et Telephoniques ("TRT"), a French affiliate of Lucent. Under these agreements, the Company granted a license of its echo canceller designs and agreed to supply key components for both companies to manufacture and market their own echo canceller products in Australia for NEC Australia and in France, Switzerland, Scandinavia and French-speaking Africa for TRT. In January 1997, Coherent entered into a partnership with EastCom Communications Company Limited ("EastCom") to manufacture under license Coherent's EC-6000 digital echo cancellers in China.

     Likewise, the Company plans to grow its teleconferencing business by partnering with strategic OEMs. For example, in 1997, the Company and Lucent Technologies jointly announced the launch of the Lucent Conference Server, a fully automated audio conferencing platform that allows businesses to schedule conferences with up to 96 participants.

PRODUCT DEVELOPMENT

     During the last three fiscal years, the Company's total annual product development expenditures amounted to $4.6 million in 1995, $6.2 million in 1996 and $9.8 million in 1997. This increased spending reflects the Company's commitment to new product development and, in particular, the Company's focus on the development of new software products running on the echo canceller platforms and new conference products.

     The Company's transmission products currently use several enhancement technologies designed to improve the intelligibility of speech and lower background noise during a telephone call. The Company intends to employ technologies such as advanced echo cancellation algorithms and noise cancellation to develop dedicated speech enhancement products that will provide noticeable improvements in speech quality in both the wireline and wireless networks. This improvement is possible without requiring major upgrades to switches, telephone instruments, or transmission lines by use of the Company's existing echo canceller equipment as a platform. This provides the Company with an immediate installed base of products.

     The Company has considerable expertise in both the hybrid and acoustic echo canceller technology area, which gives it a very unique position in the market. Likewise by employing ASIA (Application Specific Integrated Circuit) technology, the Company is well positioned to develop low power, compact high performance return to solutions.

COMPETITION

     Both the echo canceller and conference product markets are intensely competitive and are characterized by rapid rates of technological change, product obsolescence, price competition and product features. The Company experiences competition from a number of domestic and foreign companies, some of whom have substantially greater financial, manufacturing and marketing resources than the Company and offer a more complete product line of telecommunications equipment than that offered by the Company. The Company believes, however, that its focus on developing products with superior echo cancellation and advanced noise cancellation technology and related software products, and its alliances with other participants in the telecommunications industry, will enable it to compete effectively in its markets, combined with market agility.

     In the conference product market, indirect competition also comes from telecommunications equipment manufacturers that integrate internally developed audio products in place of components previously sold to them by the Company. Given the competitive nature of the conference product market and constant new product introductions, no assurance can be given that the Company will be able to maintain a competitive price advantage over its competitors for any given product for any certain period of time. Intense competition within the conference product market has given rise to rapid rates of technological change, short product life cycles, product obsolescence, and price competition, and such competition is expected to intensify as product prices decline further.

TELECOMMUNICATION STANDARDS

     Echo cancellers are critical components in a telecom carrier's high-revenue long distance circuits, and the quality of their performance is critical to customer satisfaction. International standards have been developed to ensure that these products provide a certified level of performance and that they do not interact in an adverse manner with other network equipment. The International Telecommunication Union, a division of the United Nations based in Geneva, Switzerland, is responsible for developing these global standards. In 1994, Coherent joined the ITU, and is now an active member of this organization. In 1996, with the Company's encouragement and participation, the ITU released a new echo canceller standard that raises the quality level requirements for canceller equipment. Coherent's membership in the ITU will help ensure not only that its products are fully compliant with evolving standards, but also that new standards will require rising standards and telecommunications technology like those delivered by the Company.

MANUFACTURING AND OPERATING CAPABILITIES

     The Company purchases components for its products from a number of suppliers and is not materially dependent on any single supplier. Company designed proprietary RISC microprocessors are manufactured on behalf of the Company by two sources, one of which maintains a 90-day supply of such microprocessors in inventory for the Company. The Company incorporates its software into the RISC microchips and DSPs, assembles and tests its products at the Company's manufacturing facility in Hauppauge, New York before shipment to its customers. During 1996, the Company invested in several capital improvements to its manufacturing product testing process that significantly reduced manufacturing time. The Company's in-house manufacturing capability allows the Company to adjust production to meet customer delivery schedules, to make production design changes quickly to respond to market needs, and to closely monitor production quality. This capability is particularly advantageous since the Company competes in product markets defined by short product life cycles.

     The Company maintains a 24 hour customer service organization that provides its customers with a wide range of services that include installation, training, technical support and network maintenance.

     The Company has been ISO-9001 registered since 1994. ISO-9001 is an international quality standard relating to the design, manufacture and servicing of products. In order to obtain registration to this standard, a company must submit to regular independent audits of its processes and procedures. ISO-9001 ensures a higher standard of quality, and is required by many international customers as a condition to commencing and maintaining a business relationship.

CAPITAL RESOURCES AND EXPENDITURES

     The Company continues to generate sufficient cash from operations to fund its working capital needs and capital expenditures. The Company will continue to expend capital in product development, management information systems and improvements related to its growth.

     The Company has and will continue to make certain investments in its software and applications in response to the Year 2000 issue. The Company has taken a proactive approach and on January 5, 1998, implemented Oracle's Enterprise Resource Planning System, a Year 2000 compliant, financial, manufacturing, and operations systems. The Company does not believe it will have any material impact from the Year 2000 issue.

BACKLOG AND CANCELLATION POLICY

     The Company typically fills orders for its products within 7 to 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and, accordingly, the Company generally has less than two-month's net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog. The Company's total backlog of product orders as of December 31, 1997 was approximately $4.7 million. The Company expects that all of this backlog will be filled within 12 months.

     The Company has a policy to charge a 20% restocking fee for a purchase order cancellation, except in cases in which the cancellation request was received more than 30 days prior to the scheduled delivery date and no prior cancellation request had been previously delivered by the prospective customer.

INTELLECTUAL PROPERTY

     The Company relies upon its intellectual property to develop and maintain its competitive position. Although the Company believes its patents, trademarks, copyrights, and trade secrets are valuable, it also believes its future success depends primarily on its technical and engineering competence and the creative skills of its employees. The Company attempts to protect its proprietary information through the use of confidentiality agreements with employees and third parties and through other security measures though there can be no assurance that these measures will adequately protect the Company's interests.

     The Company owns or holds rights under a total of twelve patents granted by the United States Patent Office. These include "Residual Echo Eliminator with Proportionate Noise Injection", "Transceiver Module for a Table Top Teleconferencing System", "Full-Duplex Adapter for PBX Telephone System", "Method for Remote Power Fail Detection and Maintaining Continuous Operation for Data and Voice Devices Operating over Local Loops", "Self-Balancing Hybrid Using Digitally Programmable Attenuator for Variable Impedance Elements", "Housing for Electronic Audio Communication Device", "Self-synchronizing Communications Systems" and, "Automatic Echo Cancellation for an Integrated Services Digital Interface". As appropriate, the Company seeks patent protection outside the United States, including the European Union, Canada, China, Mexico, Russia, and Israel. In mid-1995 the Company entered into a non-exclusive license agreement to acquire the rights to 50 patents in basic noise cancellation technology. There can be no assurance that the Company's current patents or those licensed from third parties will be upheld as valid. Others, including competitors of the Company hold numerous patents on various communications technologies. Such patents could inhibit or restrict the Company's ability to develop new products. There could be conflicts between products of the Company and its competitors' patents or between its competitors' products and the Company's patents. It could be very costly for the Company to enforce its rights in an infringement action or defend itself in an infringement action brought by another party against the Company. No assurance can be given that in the future the Company will not be subject to actions by competitors or others claiming that the Company's products infringe upon their patents.

     The Company strives to protect tradenames and marks through registration. The Company owns ten United States registered trademarks. These include "Audio Plus", "Call Port", "ConferenceMaster", "ConferenceMaster Elite", "Consortium", "Enhancing the Way the World Communicates", "Linemate", "Netwise" and "Sculptured Sound". The Company claims rights to other trademarks, including "c/map", "c/mor", "Coherent", "ConferenceCaller", "EC Duo", "Enhanced Audio Plus", "Enhancing the Way the World Conferences", "Netreach", "Signature Sound", "VFAX" and "VoiceCrafter". No assurance can be given that in the future the Company will not be subject to actions by competitors or others claiming that the Company's products infringe upon their trademarks.

     Finally, the Company has registered copyrights in the "c/mor" computer program and in the EC5D mask work. Again, no assurance can be given that in the future the Company will not be subject to actions by competitors or others claiming that the Company's products infringe upon their copyrights.

EMPLOYEES

     As of March 20, 1998 the Company has 253 full-time employees, 69 of whom were engaged in product development, 74 in sales and marketing, 22 engaged in finance and administration, 70 in operations and 18 in multiple disciplines of the Company's operations. The Company's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

WARRANTY POLICY

     The Company's transmission products are backed by a warranty, which generally provides that the Company will repair or replace any defective product prior to the passage of the earlier of 18 months from the mailing date of the product invoice or 12 months from the date of product installation. Conference products provide for repair or replacement of defective parts for up to 3 years from date of purchase. The Company does not have any significant warranty claims outstanding.

CUSTOMERS

     One customer accounted for 16%, 12% and 18% of net sales for 1997, 1996 and 1995, respectively. A different customer accounted for approximately 12% of 1995 net sales.

EXPORT SALES

     Marketing in foreign countries is accomplished through independent sales representatives paid on a commission basis and through a sales office in England, Japan, China, Dubai and Singapore. Export sales accounted for 73%, 69% and 75% of the Company's net sales in 1997, 1996 and 1995, respectively. Sales are principally denominated in U.S. dollars. During 1997, 1996 and 1995, net sales into Europe, Africa and the Middle East contributed 47%, 42% and 51%; net sales into Asia/Pacific contributed 18%, 18% and 20%; and net sales into other foreign countries accounted for 8%, 9% and 4%, respectively.

SAFE HARBOR

     Except for the historical information contained herein, this discussion contains forward-looking statements regarding the marketability of new products and the gaining of new customers. The risks and uncertainties associated with the continued acceptance of products, the timely availability and pricing of new products, competition, market growth and, as well as other risks detailed in the Company's SEC reports could cause actual results to differ from those in the forward looking statements.

ITEM 2.  PROPERTIES

     The Company's world headquarters, located in Ashburn, Virginia, consists of approximately 73,000 square feet of office space, is used for sales, administrative and product development functions and is leased pursuant to an agreement which was effective September 1997 and expires in the year 2012. The Company's approximately 30,000 square feet of space in Hauppauge, New York houses its manufacturing facility and is leased pursuant to a lease expiring in 2000. The Company also maintains sales offices in Abingdon, England; Scottsdale, Arizona; Beijing, China; Tokyo, Japan; Dubai, Saudi Arabia and Singapore.

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

                                                     1997           1996
                                                  -----------    -----------
                                                  HIGH    LOW    HIGH    LOW
                                                  ----    ---    ----    ---
First Quarter...................................  23 3/4  16 1/2 25 3/4  17 1/4
Second Quarter..................................  25 1/4  15 3/8 28 1/4  18
Third Quarter...................................  28 3/8  20 3/4 22      13 1/8
Fourth Quarter..................................  31 3/4  25 1/2 24      18

     As of March 20, 1998, there were approximately 4,000 beneficial holders of the Company's Common Stock. On March 25, 1998, the closing Market price was
47 1/8.

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

                   SUMMARY CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1997       1996       1995       1994       1993
                                           -------    -------    -------    -------    -------
Net sales................................  $73,695    $54,431    $43,829    $30,516    $22,944
Gross profit.............................   47,310     34,238     26,804     17,883     12,902
Net income...............................   13,979      9,748      7,590      3,801        423*
Net income per common share
  Basic..................................      .92        .65        .52        .27        .01
  Diluted................................      .90        .63        .49        .26        .01
Cash and short term investments..........   26,180     16,769      3,352      2,473        423
Working capital..........................   38,356     25,652     15,993      9,694      4,044
Total assets.............................   55,467     37,558     28,616     17,278      9,306
Long-term debt including current
  portion................................       --         --      2,949      3,000        461
Total stockholders' equity...............  $47,414    $31,799    $20,448    $10,391    $ 2,467

---------------
* After a non-recurring goodwill write-off of $1,087.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED MERGER

     On February 16, 1998, the Company announced a merger agreement under which the Company will become a subsidiary of Tellabs, Inc. All outstanding shares of the Company stock will be exchanged at the ratio of .72 share of Tellabs common stock for each share of Coherent common stock. Based on the closing price of Tellabs common stock on February 13, 1998, the transaction is valued at approximately $670 million. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. This transaction is subject to various conditions and approval by appropriate government agencies and the Company stockholders. The Company's Board of Directors unanimously approved the transaction and recommended its approval by stockholders. Safeguard Scientifics, the Company's largest stockholder, has agreed to vote in favor of the transaction. Prior to the closing of the merger, the Company has agreed to certain restrictions including limitations on capital expenditures and dividends, among others.

RESULTS OF OPERATIONS

     In 1997, the Company achieved record sales and profits, for the fourth consecutive year since becoming public in 1994. Sales increased 35% in 1997 to $73.7 million resulting in net income of $14.0 million, a 43% increase over 1996.

     Net sales increased by 35% and 24% in 1997 and 1996, respectively. Transmission products increased by $22.2 million or 50% in 1997 and $9.1 million or 24% in 1996 while teleconferencing products decreased by $2.9 million or 38% in 1997 and increased $1.5 million in 1996. The company's continuing growth in sales and profits is being driven by a world-wide growth in telecommunications infrastructure. With current sales in over 70 countries, the company benefits from this global trend. In 1997, Asian sales were 18% of total sales, while Europe, North America and Latin America were 47%, 27% and 8%, respectively. All regions showed positive growth. New customers, installation expansions within existing customers, software upgrades and sales from new products all contributed to the record revenue in 1997.

     Backlog as of December 31, 1997 was $4.7 million compared to $5.7 million at December 31, 1996. Backlog may fluctuate since transmission products represent capital purchases for the Company's customers and may be affected by the scheduling of large orders by customers. The Company typically fills orders for its products within 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis and, accordingly, the Company generally has less than two months' net sales in backlog. Backlog currently consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog.

     Gross profit as a percentage of net sales was 64% in 1997, 63% in 1996 and 61% in 1995. The increase in sales volumes and the reduction of product cost resulting from new technology offset the impact of price competition in both new and existing markets.

     In response to the anticipated development of new wireless service markets, the Company plans to increase its operating expenses to position the Company for future growth, especially in the United States, Latin America and Asia. Selling and marketing expenses increased by $3.8 million in 1997 as compared to an increase of $1.9 million in 1996. As a percentage of net sales, selling and marketing expenses increased to 17% from 16% in 1996 and 1995. This increase was primarily a result of building sales infrastructure in the Asia Pacific Region and expansion of corporate-wide sales support and product management. Product development expenses increased by $3.5 million or 57% and $1.7 million or 36% in 1997 and 1996, respectively. The Company continues to increase product development efforts as a percentage of net sales from 11% in 1996 to 13% in 1997. Product development expenditures relate to development of new features of existing products, new products and the Company's next generation of technology. General and administrative expenses decreased from 8% to 7% of net sales, but increased $.6 million as a result of one time expenses related to the Company's move to its new headquarters and the installation of an integrated, Oracle-based, manufacturing and financial system in 1997.

     Income taxes reflect an effective tax rate of 34% in 1997, 36% in 1996 and 40% in 1995, respectively. The continued reduction in effective tax rate results from higher foreign tax credits and the impact of change in distribution of income among various tax jurisdictions.

     The Company has and will continue to make certain investments in its software and applications in response to the Year 2000 issue. Coherent has taken a proactive approach and, on January 5, 1998, implemented Oracle's Enterprise Resource Planning System, a Year 2000 compliant, financial, manufacturing, and operations systems. The Company does not believe it will be materially impacted by the Year 2000 issue.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has cash and short-term investments totaling $26.2 million. The Company continues to generate sufficient cash from operations to fund its working capital needs and capital expenditures. The Company generated $9.1 million during 1997 as compared to generating cash of $5.9 million during 1996. The increase in net income was partially offset by increases in working capital and capital expenditures related to the growth of the business. Capital expenditures were $4.9 million and $2.0 million in 1997 and 1996, respectively. Management anticipates that the company will continue to expend capital in product development, management information systems and improvements related to its growth. The Company currently anticipates that cash generated from operations, existing cash balances and amounts available under an unused, uncommitted $10 million bank line of credit will be sufficient to satisfy its operating cash needs in the near future. Should the business progress more rapidly than as expected, the Company believe that additional bank credit would be available to fund operating and capital requirements. In addition, the Company could consider additional public or private debt or equity financing to fund future growth opportunities.

     In August 1997, the Company moved to a new leased facility for its worldwide headquarters in Ashburn, Virginia. The Company's lease will be for a term of 15 years. The Company has terminated the lease of the existing Virginia headquarters in accordance with the lease provision.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15), and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Statement 128, which is effective for financial statements for both interim and annual periods ending after December 15, 1997, was adopted in the financial statements of the Company the year ended December 31, 1997.

     Also during 1997, the FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income and segment data. The Company has adopted the provisions relating to capital structure for the year ending December 31, 1997. Provisions of the other pronouncements, if applicable, are required to be adopted for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations, but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position No. 97-2, "Software Revenue Recognition ("SOP 97-2") that supersedes Statement of Position No. 91-1, "Software Revenue Recognition." SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

     Except for the historical information contained herein, this discussion contains forward-looking statements regarding the marketability of new products and the gaining of new customers. The risks and uncertainties associated with the continued acceptance of products, the timely availability and pricing of new products, competition, market growth and, as well as other risks detailed in the Company's SEC reports could cause actual results to differ from those in the forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable pursuant to General Instruction 1 to Item 305 of Regulation S:K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................   14
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   15
Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995..........................   16
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................   17
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............   18
Notes to Consolidated Financial Statements..................  19-25
Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 1997, 1996 and 1995..............   26

---------------
Schedules not listed above have been omitted because they are either not applicable or the required information has been given elsewhere in the consolidated financial statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coherent Communications Systems Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

McLean, VA.
January 23, 1998

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                      (AMOUNTS IN THOUSANDS EXCEPT SHARES)

                                                               1997       1996
                                                              -------    -------
ASSETS
Current assets
  Cash and cash equivalents.................................  $18,331    $ 9,251
  Short-term investments....................................    7,849      7,518
  Accounts receivable -- trade, less allowances ($547 in
     1997 and $684 in 1996).................................   15,826     10,065
  Inventories...............................................    2,846      3,301
  Other current assets......................................      679        562
  Deferred taxes............................................      636        547
                                                              -------    -------
          Total current assets..............................   46,167     31,244
Property, plant and equipment
  Building and leasehold improvements.......................      328        314
  Machinery and equipment...................................    9,406      5,115
  Furniture and fixtures....................................    1,582        970
                                                              -------    -------
                                                               11,316      6,399
  Less accumulated depreciation.............................    4,392      2,577
                                                              -------    -------
          Net property, plant and equipment.................    6,924      3,822
Goodwill (net of amortization)..............................    1,133      1,359
Other assets................................................    1,243      1,133
                                                              -------    -------
          Total assets......................................  $55,467    $37,558
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 1,002    $   733
  Accrued expenses..........................................    4,494      2,675
  Income taxes payable......................................    2,315      2,184
                                                              -------    -------
          Total current liabilities.........................    7,811      5,592
Deferred taxes..............................................      242        167
                                                              -------    -------
          Total liabilities.................................    8,053      5,759
                                                              -------    -------
Stockholders' equity
  Common stock, par value $.01 per share;
     authorized -- 30,000,000 shares; issued and
     outstanding, 15,332,000 in 1997 and 15,128,000 in
     1996...................................................      153        151
  Additional paid-in capital................................   12,291     10,657
  Retained earnings (from December 31, 1993)................   34,970     20,991
                                                              -------    -------
          Total stockholders' equity........................   47,414     31,799
                                                              -------    -------
          Total liabilities and stockholders' equity........  $55,467    $37,558
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               1997       1996       1995
                                                              -------    -------    -------
Net sales...................................................  $73,695    $54,431    $43,829
Cost of sales...............................................   26,385     20,193     17,025
                                                              -------    -------    -------
  Gross profit..............................................   47,310     34,238     26,804
                                                              -------    -------    -------
Operating expenses:
  Selling...................................................   12,555      8,764      6,823
  Product development and engineering.......................    9,758      6,226      4,563
  General and administrative................................    5,012      4,439      3,355
                                                              -------    -------    -------
Total operating expenses....................................   27,325     19,429     14,741
                                                              -------    -------    -------
Operating income............................................   19,985     14,809     12,063
  Interest income-net.......................................   (1,195)      (443)      (587)
                                                              -------    -------    -------
Income before income taxes..................................   21,180     15,252     12,650
  Income tax expense........................................    7,201      5,504      5,060
                                                              -------    -------    -------
  Net income................................................  $13,979    $ 9,748    $ 7,590
                                                              =======    =======    =======
Net income per common share
  Basic.....................................................     $.92       $.65       $.52
  Diluted...................................................     $.90       $.63       $.49
Weighted average common and dilutive potential common shares
  Basic.....................................................   15,229     14,969     14,554
  Diluted...................................................   15,563     15,480     15,440

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                               1997       1996       1995
                                                              -------    -------    -------
OPERATING ACTIVITIES
  Net income................................................  $13,979    $ 9,748    $ 7,590
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................    2,041      1,332        792
     Increase in deferred income taxes......................      (14)      (182)       (92)
  Changes in working capital items:
     Receivables............................................   (5,761)    (1,997)    (3,826)
     Inventories............................................      455       (532)      (441)
     Other current assets...................................     (227)       716         --
     Accounts payable.......................................      269       (129)       242
     Accrued expenses.......................................    1,819        (32)       488
     Income taxes payable...................................      131        711        472
                                                              -------    -------    -------
  CASH PROVIDED BY OPERATING ACTIVITIES.....................   12,692      9,635      5,225
                                                              -------    -------    -------
INVESTING ACTIVITIES
     Purchase of short-term investments.....................     (331)    (7,518)        --
     Purchase of TTI, net of cash...........................       --         --     (1,400)
     Increases in notes receivable -- related parties.......       --         --     (6,250)
     Payments received on notes receivable -- related
       parties..............................................       --      7,125      4,270
     Increase in long-term note receivable..................       --         --     (1,000)
     Expenditures for property, plant and equipment.........   (4,917)    (1,997)    (1,433)
                                                              -------    -------    -------
  CASH USED IN INVESTING ACTIVITIES.........................   (5,248)    (2,390)    (5,813)
                                                              -------    -------    -------
FINANCING ACTIVITIES
     Exercise of stock options..............................    1,636      1,603      2,467
     Debt repayments to related party.......................       --     (2,000)    (1,000)
     Debt repayment related to TTI purchase.................       --       (949)        --
                                                              -------    -------    -------
  CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...........    1,636     (1,346)     1,467
                                                              -------    -------    -------
  Increase in cash..........................................    9,080      5,899        879
CASH AND CASH EQUIVALENTS -- BEGINNING OF YEAR..............    9,251      3,352      2,473
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $18,331    $ 9,251    $ 3,352
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                                            COMMON STOCK      ADDITIONAL    RETAINED         TOTAL
                                          ----------------     PAID IN      EARNINGS     STOCKHOLDERS'
                                          SHARES    AMOUNT     CAPITAL      (DEFICIT)       EQUITY
                                          ------    ------    ----------    ---------    -------------
BALANCE -- DECEMBER 31, 1994............  13,746     $138      $ 6,600       $ 3,653        $10,391
Net income..............................      --       --           --         7,590          7,590
Tax benefit of non-qualified options....      --       --        1,540            --          1,540
Exercise of employee stock options......     987        9          918            --            927
                                          ------     ----      -------       -------        -------
BALANCE -- DECEMBER 31, 1995............  14,733      147        9,058        11,243         20,448
Net income..............................      --       --           --         9,748          9,748
Tax benefit of non-qualified options....      --       --          984            --            984
Exercise of employee stock options......     395        4          615            --            619
                                          ------     ----      -------       -------        -------
BALANCE -- DECEMBER 31, 1996............  15,128      151       10,657        20,991         31,799
Net income..............................      --       --           --        13,979         13,979
Tax benefit of non-qualified options....      --       --          987            --            987
Exercise of employee stock options......     204        2          647            --            649
                                          ------     ----      -------       -------        -------
BALANCE -- DECEMBER 31, 1997............  15,332     $153      $12,291       $34,970        $47,414
                                          ======     ====      =======       =======        =======

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

1.  BUSINESS OF THE COMPANY

     Coherent Communications Systems Corporation, a Delaware corporation ("Coherent" or "the Company"), develops, manufactures and markets voice enhancement products for wireless (including digital cellular), satellite-based and wireline telecommunications systems throughout the world. The Company's principal products are transmission products and teleconference products. The Company's transmission and teleconference products utilize a proprietary highspeed RISC microchip along with its proprietary echo cancellation software to enhance the quality of voice communications during a telephone call. The Company's products are compatible with domestic and foreign telecommunications systems.

     The Company's products are marketed worldwide and its customers consist primarily of public telephone companies and large publicly held corporations. Two corporations accounted for 32% and 24% of the December 31, 1997 and 1996 accounts receivable balance, respectively. One customer accounted for 16%, 12% and 18% of net sales for 1997, 1996 and 1995, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Coherent Communications Systems Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of all financial instruments approximates fair value.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost (FIFO basis), or market. The components of inventory at December 31, 1997 and 1996 are as follows: raw materials of $2,160,000 and $2,263,000, work-in process of $510,000 and $786,000 and finished goods of $176,000 and $252,000, respectively.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are depreciated on a straight-line basis based on the estimated useful lives of the assets (building and leasehold improvements -- 5 to 15 years, machinery and equipment -- 3 to 7 years, and furniture and fixtures -- 8 years).

GOODWILL

     The goodwill associated with the purchased assets and technology of Teleconferencing Technologies, Inc. (Note 3) is being amortized over a period of seven years. During 1997 and 1996, $224,000 was recorded as amortization on the purchase. The Company assesses the recoverability of such excess costs based upon the undiscounted anticipated future cash flows of the business acquired.

REVENUE RECOGNITION AND WARRANTY EXPENSES

     Sales revenue is generally recognized as products are shipped and invoiced which, in certain cases, requires prior customer acceptance of the product. Warranty expenses are accrued at the time of sale based upon the Company's estimated cost to repair expected returns of products.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers temporary cash investments with original terms of three months or less at the time of purchase to be cash equivalents. Short-term investments consist of U.S. Government Agency bonds due within one year. The market value of these securities at year-end approximates their amortized cost. The Company has classified its short-term investments as held-to-maturity and adjusts the carrying amount for the amortization or accretion of premiums or discounts. A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

     In 1997, 1996 and 1995, the Company paid $6,264,500, $3,975,000 and
$3,136,000, respectively in income taxes and $0, $123,000 and $124,000 in interest, respectively.

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

NET INCOME PER COMMON SHARE

     Effective December, 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. Earnings per share information for all periods presented has been restated in accordance with the new standard. Basic earnings per share has been calculated as net earnings divided by average common shares outstanding; diluted earnings per share has been calculated as net earnings divided by average common and dilutive shares outstanding. A reconciliation of common shares outstanding to common and dilutive shares outstanding follows:

                                                    1997      1996      1995
                                                   ------    ------    ------
Average common shares outstanding................  15,230    14,969    14,554
Stock options....................................     333       510       886
                                                   ------    ------    ------
Average common and dilutive shares outstanding...  15,563    15,479    15,440
                                                   ======    ======    ======

STOCK BASED COMPENSATION

     In 1996, the Company adopted Financial Accounting Standards Board No. 123, "Accounting for Stock-Based Compensation", which gives companies the option to adopt the fair value method for expense recognition of employee stock options or to continue to account for stock options and stock based awards using the intrinsic value method as outlined under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and to make pro forma disclosures of net income and net income per share as if the fair value method had been applied. The Company has elected to continue to apply APB 25 for future stock options and stock-based awards and has disclosed pro forma net income and net income per share as if the fair value method had been applied.

3.  ACQUISITION

     On October 25, 1995, the Company acquired substantially all of the assets, technology and certain liabilities of Teleconferencing Technologies, Inc. and its Canadian affiliate (collectively, "TTI"). In exchange, the Company agreed to pay $1.5 million in cash, of which $450,000 was paid at closing, $350,000 was paid upon the completion of the documentation of certain technology and $700,000 plus accrued interest was paid one year from the closing date. The assumed liabilities were paid at closing. The transaction was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values resulting in approximately $1.5 million of goodwill. The results of operations of the business acquired prior to its acquisition are not material to the Company.

     The Company has agreed to pay TTI royalties on the sale of audio teleconferencing bridge products for the four years after the closing as follows: first year, 10%, second year 8%, third year, 6%, and fourth year, 4%. Royalty payments of $88,000, $22,000 and $0 were paid during 1997, 1996 and 1995, respectively, and are paid on cash receipts related to the sales.

4.  RELATED PARTY TRANSACTIONS

     Safeguard Scientifics, Inc. owns a 32% interest in the Company at December 31, 1997. The Company is party to an administrative services agreement with Safeguard, which was renewed May 7, 1997 for five years, whereby Safeguard provides the Company with day-to-day business and organizational strategy, financial and investment management, and merchant and investment banking services. The agreement provides for the payment on a monthly basis of an administrative service fee, calculated at 1.5% of net revenues of the Company, not to exceed $660,000 for 1997, $480,000 for 1998, and $300,000, thereafter, until the termination of the agreement. For 1997, 1996 and 1995, the management fee incurred amounted to $660,000, $717,000, and $613,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income. Management believes that the method used to allocate costs to the Company and the amount of such costs are reasonable based upon the services provided.

     In connection with the Company's initial public offering in 1994, 400,000 shares of the Company's Series A Redeemable Convertible Preferred Stock owned by Safeguard were redeemed by the Company, for a $4 million note payable, which was due in four $1 million installments. The offering proceeds of $1 million was used to pay the initial installment. The second installment was paid in June of 1995 and the remaining two installments were paid in full by September 1996.

     The Company invested $25,000 in an Australian-based distribution company for a 25% interest during 1994. This investment is included in Other Assets. The Company has granted the distributor exclusive distribution rights for teleconferencing products in Australia. Sales to the affiliate accounted for approximately $5,953,000, $1,190,000 and $572,000 of the Company's 1997, 1996
and 1995 net sales, respectively, and $226,300 and $62,000 of the Company's accounts receivable balance as of December 31, 1997 and 1996, respectively.

5.  LEASES

     The Company occupies premises under long-term operating lease arrangements expiring at various dates through January 2012. The leases provide for escalation charges based upon changes in the consumer price index or a preset cost increase factor. Also, the Company is required to pay certain executory costs including taxes and insurance. The Company has terminated the lease agreement of the existing Virginia facility and was not subject to significant cancellation charges. The Company has completed a new lease agreement for a facility for which annual rent is expected to be about $970,000 per year. Future minimum lease payments under these and other operating leases for the succeeding five years are:
$1,349,000- 1998; $1,280,000- 1999; $1,013,000- 2000; $970,000- 2001, $970,000-
2002.

     Rent expense was $1,349,000, $751,000 and $676,000 in 1997, 1996 and 1995,
respectively. The Company is guarantor of the landlord's mortgage totaling $102,750 at December 31, 1997, on the space leased in Hauppauge, New York.

6.  STOCKHOLDERS' EQUITY

     The Company has adopted the following stock option plans: the 1982 Amended and Restated Stock Option Plan ("the 1982 Plan") and the 1993 Equity Compensation Plan ("the 1993 Plan" and together with the 1982 Plan, "the Plans").

     The 1982 Plan provides for the issuance of a maximum of 2,500,000 shares of Common Stock. Options to purchase approximately 224,000 shares remain outstanding under the 1982 Plan. No further awards may be made under the 1982 Plan. The 1993 Plan provides for the issuance of a maximum of 1,500,000 shares of Common Stock pursuant to the grant of ISOs, NQSOs, Stock Appreciation Rights
(SARs), restricted stock awards and grants to employees, non employee directors and consultants of the Company and its subsidiaries. The Plans are administered by the Compensation Committee of the Board of Directors (the "Committee"). As of December 31, 1997, the Committee has only granted to its employees and directors ISOs and NQSOs under the Plans with terms that typically provide for vesting over a four or five year period, an expiration date seven years after the date of the grant and, a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant.

     The Company applies APB 25 and related interpretations in accounting for its various stock option plans. Had compensation cost been recognized consistent with SFAS 123, the Company's consolidated net income would have been reduced to $13,356,000, $9,538,000, $7,516,000, in 1997, 1996 and 1995, respectively. Pro forma basic earnings per share would have been $.88, $.64, and $.52, in 1997, 1996 and 1995, respectively, and pro forma diluted earnings per share would have been $.87, $.62, and $.49, in 1997, 1996 and 1995, respectively, had the Company recorded compensation expense under SFAS 123.

     The per share weighted-average value of stock options issues by the Company during 1997, 1996 and 1995 was $15.65, $12.27 and $12.50, respectively, on the date of grant. In 1997, 1996 and 1995, the assumptions of no dividends, expected volatility of 55%, and an average expected life of 6 years were used by the Company in determining the fair value of stock options granted using the Black-Scholes option pricing model. In addition, the calculations assumed a risk-free interest rate of 5.9% to 6.9% in 1997, and 5.9% to 6.6% in 1996 and 5.5% to 6.1% in 1995.

     Approximately 444,000 of the options outstanding range in exercise price from $.80 to $20.31 with a weighted average remaining contractual life of 3.7 years and a weighted average exercise price of $8.22. Options for 179,000 shares are currently exercisable with a weighted average exercise price of $4.44. The remaining 450,000 options outstanding range in exercise price from $20.38 to $33.50 with a weighted average remaining contractual life of 6.7 years and a weighted average exercise price of $26.91. Options for 15,000 shares are currently exercisable with a weighted average exercise price of $23.40.

     A summary of the stock options activity is as follows:

                                              1997                1996                1995
                                        -----------------   -----------------   -----------------
                                                 WEIGHTED            WEIGHTED            WEIGHTED
                                                 AVERAGE             AVERAGE             AVERAGE
                                                 EXERCISE            EXERCISE            EXERCISE
                                        SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                        ------   --------   ------   --------   ------   --------
                                                (000'S OMITTED EXCEPT PER SHARE AMOUNTS)
Outstanding at beginning of year......    752     $ 8.79      950     $ 3.27    1,940     $ 1.36
Options granted.......................    424      26.83      227      20.84       76      21.38
Options exercised.....................   (205)      3.26     (389)      1.57     (977)      0.94
Options canceled......................    (77)     20.22      (36)     19.37      (89)      2.57
                                         ----     ------     ----     ------     ----     ------
Outstanding at end of year............    894     $17.58      752     $ 8.79      950     $ 3.27
                                         ----     ------     ----     ------     ----     ------
Options exercisable at year-end.......    194                 148                 274
Shares available for future grant.....    371                 718                 915

     Pro forma net income reflects only options granted in 1997, 1996 and 1995. The full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and the compensation cost for options granted prior to January 1, 1995 is not considered.

     Under a separate option agreement, 25,000 non-qualified options were granted in 1991 to a consultant of the Company at $.60 per share of which 5,000 and 10,000 shares were exercised in 1996 and 1995, respectively. In addition, 5,000 non-qualified options were granted in 1996 to a consultant of the Company at $20.25 per share of which 1,000 shares were exercised in 1997 and the remaining shares were not exercisable at December 31, 1997.

7.  FINANCING ARRANGEMENTS

     The Company has a $10 million uncommitted, unused line of credit with a bank that expires in June 1998. Borrowings under the line of credit bear interest at the LIBOR rate plus two percent and are secured by Accounts Receivable of the Company. In 1997 and 1996, no amounts were outstanding under the line of credit.

8.  INCOME TAXES

     The provision for taxes on income at December 31 is comprised of:

                                                    1997      1996      1995
                                                   ------    ------    ------
                                                        (000'S OMITTED)
Current
  Federal........................................  $6,788    $5,289    $4,546
  State..........................................     449       397       606
                                                   ------    ------    ------
                                                    7,237     5,686     5,152
                                                   ------    ------    ------
Deferred
  Federal........................................     (34)     (174)      (74)
  State..........................................      (2)       (8)      (18)
                                                   ------    ------    ------
                                                      (36)     (182)      (92)
                                                   ------    ------    ------
                                                   $7,201    $5,504    $5,060
                                                   ======    ======    ======

     A reconciliation of the effective tax rate to the Federal statutory rate follows:

                                                    1997      1996      1995
                                                   ------    ------    ------
                                                        (000'S OMITTED)
Statutory tax provision..........................  $7,413    $5,186    $4,301
Increase (decrease) in taxes resulting from:
  State taxes, net of federal benefits...........     292       262       387
  Foreign sales corporation benefit..............    (755)       --        --
  Other..........................................     251        56       372
                                                   ------    ------    ------
                                                   $7,201    $5,504    $5,060
                                                   ======    ======    ======

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997, 1996 and 1995 are presented below:

                                                               1997      1996
                                                              ------    ------
                                                              (000'S OMITTED)
Deferred tax assets:
  Accounts receivable allowances..........................    $ 245     $ 258
  Inventory...............................................      299       244
  Goodwill amortization...................................       92        45
                                                              -----     -----
                                                              $ 636     $ 547
                                                              =====     =====
Deferred tax liabilities:
  Accelerated depreciation................................     (242)     (167)
                                                              -----     -----
                                                              $(242)    $(167)
                                                              =====     =====

     Management of the Company believes that it is more likely than not that net deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

9.  SAVINGS PLAN

     The Company has a 401(k) Profit Sharing Plan for the benefit of eligible employees who may contribute up to 15% of eligible base compensation to the plan. During 1997 and 1996 the Company matched dollar for dollar the first 4% of employees' contributions and one-half of the next 2% of contributions. In 1995 the Company matched one-half of the first 6% of the employees' contributions. The Company contributed $726,000, $545,000 and $394,000 in 1997, 1996 and 1995,
respectively.

10.  OTHER ASSETS AND ACCRUED EXPENSES

     During 1995 and 1994, the Company loaned $1,400,000 to Seattle Silicon, Inc., a chip supplier to the Company. In June 1996, the Company exercised its Warrants to purchase 1,380,304 (as adjusted for stock split) shares of Seattle Silicon, using a $1,000,000 note due from Seattle Silicon to fund the purchase. This investment (included in other assets) is accounted for on the cost basis. The Company extended the payment of the remaining $400,000 note from Seattle Silicon (originally dated July 14, 1994) to June 30, 1998. The interest accruing on the $400,000 note, at 7%, is paid to the Company monthly. The Company owns approximately 12% of Seattle Silicon and may convert the remaining $400,000 note into an additional 10% interest in Seattle Silicon.

     Accrued expenses at December 31, 1997 and 1996 include the following:

                                                              1997      1996
                                                             ------    ------
                                                             (000'S OMITTED)
Employee benefits..........................................  $  654    $  242
Accrued bonus and profit sharing...........................   2,003       730
Accrued warranty reserves..................................     310       337
Miscellaneous other........................................   1,527     1,366
                                                             ------    ------
                                                             $4,494    $2,675
                                                             ======    ======

11.  CONTINGENCIES

     The Company is involved in various legal actions incidental to the normal conduct of its business. Management does not believe that the ultimate resolution of these actions will have a material adverse affect on the Company's consolidated financial position.

12.  EXPORT SALES

     Marketing in foreign countries is accomplished through independent sales representatives paid on a commission basis and through a sales office in England, Japan, China and Singapore. Export sales accounted for 73%, 69% and 75% of the Company's net sales in 1997, 1996 and 1995, respectively. Sales are principally denominated in U.S. dollars. During 1997, 1996 and 1995, net sales into Europe, Africa and the Middle East contributed 47%, 42% and 51%; net sales into Asia Pacific contributed 18%, 18% and 20%; and net sales into other foreign countries accounted for 8%, 9% and 4%, respectively.

                       QUARTERLY INFORMATION (UNAUDITED)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
             1997, QUARTER ENDED                --------    -------    ------------    -----------
Net Sales.....................................  $16,007     $17,768      $19,111         $20,809
Gross Profit..................................   10,508      11,209       12,150          13,443
Net Income....................................    2,905       3,130        3,578           4,366
EPS
  Basic.......................................  $  0.19     $  0.21      $  0.24         $  0.29
  Diluted.....................................  $  0.19     $  0.20      $  0.23         $  0.28

                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
             1996, QUARTER ENDED                --------    -------    ------------    -----------
Net Sales.....................................  $11,109     $13,165      $14,102         $16,055
Gross Profit..................................    7,022       8,361        8,874           9,981
Net Income....................................    2,118       2,280        2,445           2,905
EPS
  Basic.......................................  $  0.14     $  0.15      $  0.16         $  0.19
  Diluted.....................................  $  0.14     $  0.15      $  0.16         $  0.19

     Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters does not necessarily equal the year to date earnings per share.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 BALANCE AT     CHARGED TO
                                                BEGINNING OF    COSTS AND                   BALANCE AT
DESCRIPTION                                         YEAR         EXPENSES     DEDUCTIONS    END OF YEAR
-----------                                     ------------    ----------    ----------    -----------
1995:
Allowance for doubtful accounts...............    $342,300       $156,700      $(50,000)     $449,000
1996:
Allowance for doubtful accounts...............    $449,000       $235,200      $     --      $684,200
1997:
Allowance for doubtful accounts...............    $684,200       $137,500      $     --      $546,700

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company as of March 27, 1998 are as follows:

                                      PRINCIPAL OCCUPATION AND BUSINESS       HAS BEEN A
NAME                                  EXPERIENCE DURING LAST FIVE YEARS     DIRECTOR SINCE    AGE
----                                  ---------------------------------     --------------    ---
Charles A. Root...................    Executive Vice President,
                                      Safeguard Scientifics, Inc., a
                                      strategic information systems
                                      company(1)(5)                              1986          65
Daniel L. McGinnis................    Chief Executive Officer of the
                                      Company(1)(6)(10)                          1988          59
Lawrence J. Gallick...............    Senior Partner and Director,
                                      Saperston & Day, a Buffalo, New
                                      York law firm(2)(3)(7)(10)                 1993          58
Warren V. Musser..................    Chairman of the Board and Chief
                                      Executive Officer, Safeguard
                                      Scientifics Inc.(2)(8)                     1993          71
Charles M. Skibo..................    Chairman, Allied International
                                      Industries, Inc., a telecom,
                                      computer and high technology
                                      acquisitions firm, and Chairman,
                                      Strategic Enterprises and
                                      Communications, Inc., a
                                      communications consulting and
                                      acquisitions firm(2)(3)(9)                 1994          59
Ernst Volgenau....................    President, Chief Executive Officer
                                      and founder, SRA International,
                                      Inc., a provider of computer,
                                      communications and management
                                      consulting services and
                                      software(11)                               1996          64

---------------
 (1) Member of the Executive Committee.

 (2) Member of the Compensation Committee, of which Mr. Musser is Chairman.

 (3) Member of the Audit Committee, of which Mr. Gallick is Chairman.

 (4) Member of the Nominating Committee.

 (5) Mr. Root served as the Company's Chief Executive Officer from 1988 until he resigned from such position in March 1994. Mr. Root has served as an Executive Vice President of Safeguard since February 1986, when he was promoted from the position of Vice President of Operations. Mr. Root is Chairman of the Board of the Company, CompuCom Systems, Inc. ("CompuCom") and Tangram Enterprise Solutions, Inc. ("Tangram") and a director of ChromaVision Medical Systems, Inc. CompuCom and Tangram are majority owned subsidiaries of Safeguard.

 (6) Mr. McGinnis has served as Chief Executive Officer of the Company since September 1994, when he was promoted from the position of President and Chief Operating Officer.

 (7) Mr. Gallick is a director of G.W. Plastics, Inc. and Saperston and Day,
     P.C.

 (8) Mr. Musser has been Chairman of the Board and Chief Executive Officer of Safeguard since 1953, and assumed the additional position of President of Safeguard from November 1993 through February 1996. Mr. Musser is Chairman of the Board of Cambridge Technology Partners (Massachusetts), Inc., a director of CompuCom Systems, Inc., DocuCorp International, Inc., National Media Corporation and Sanchez Computer Associates, Inc., and a trustee of Brandywine Realty Trust. Mr. Musser also serves on a variety of civic, educational and charitable boards of directors and serves as Vice President/Development, Cradle Liberty Council, Boy Scouts of America, as Vice Chairman of The Eastern Technology Council, and as Chairman of the Pennsylvania Partnership on Economic Education.

 (9) Prior to serving as Chairman of Allied International Industries, Inc. and Chairman of Strategic Enterprises and Communications, Inc., Mr. Skibo was Chairman and Chief Executive Officer of Cezar Industries, Inc., a company engaged in international telecommunications, from October 1991 to February 1992, and President and Chief Operating Officer of AT&E Corporation, a company engaged in the development of wireless personal communications messaging systems, from July 1988 through December 1990. Following his departure from AT&E Corporation, a Chapter 11 bankruptcy petition was filed, after which AT&E subsequently reorganized and sold its assets to a company to which it was indebted.

(10) McGinnis and Mr. Gallick are first cousins. There are no other family relationships among the directors and executive officers of the Company.

(11) Prior to founding SRA International, Inc., Dr. Volgenau was Director of Inspection and Enforcement in the Nuclear Regulatory Commission from 1976 to 1978. He also taught electrical engineering, computer systems and operations research at the University of California, American University and George Washington University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% Stockholders") to file reports of ownership and changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that no other reports were required for those persons, the Company believes that all Section 16(a) filing requirements were complied with during the period from January 1, 1997 through December 31, 1997, except as follows:

      One report on behalf of Mr. Powell was filed late, reporting two transactions.

      One report on behalf of Delbert W. Johnson, who resigned as a director in December 1997, was filed late, reporting one transaction.

      One report on behalf of Mr. Root was filed late, reporting one transaction.

      An initial statement of beneficial ownership on behalf of Mr. Volgenau was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth information concerning compensation paid during the last three fiscal years to the Chief Executive Officer, each of the executive officers of the Company whose salary and bonus exceeded $100,000 in 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM COMPENSATION
                                                                                      -------------------------
                                                                                               AWARDS
                                                                                      -------------------------
                                                  ANNUAL COMPENSATION                                SECURITIES
                                    -----------------------------------------------    RESTRICTED    UNDERLYING
                                                                    OTHER ANNUAL         STOCK        OPTIONS/
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)(1)   BONUS($)(2)   COMPENSATION($)(3)   AWARD(S)($)     SARS(#)
---------------------------  ----   ------------   -----------   ------------------   ------------   ----------
Daniel L. McGinnis......     1997     $275,000      $235,000            --                            100,949
Chief Executive Officer      1996      234,327       117,000            --                              7,617
                             1995      200,000       140,000            --                                429
David L. Powell.........     1997     $185,000      $128,000            --                --           50,000
President and Chief          1996      159,500        64,000            --                --               --
Operating Officer            1995      135,000        95,000            --                --               --
Miles R. Pratt..........     1997     $120,000      $ 40,000            --                --           20,000
Vice President               1996      102,885        19,000            --                --            1,491
                             1995      162,800        34,000            --                --            1,176


                                 ALL OTHER
NAME AND PRINCIPAL POSITION  COMPENSATION($)(4)
---------------------------  ------------------
Daniel L. McGinnis......          $20,870
Chief Executive Officer            20,836
                                   16,502
David L. Powell.........          $20,870
President and Chief                19,212
Operating Officer                  13,043
Miles R. Pratt..........          $18,455
Vice President                     20,176
                                   18,180

---------------
(1) Includes annual compensation which has been deferred by Messrs. McGinnis, Powell and Pratt pursuant to the Company's 401(k) Profit Sharing Plan (the "401(k) Plan"). Amounts shown do not include amounts expended by Coherent pursuant to plans (including group, disability, life, health and international service insurance) that do not discriminate in scope, terms or operation in favor of executive officers or directors and that are generally available to all salaried employees.

(2) Amounts have been listed for the year earned although actually paid in the following fiscal year.

(3) Perquisites and other personal benefits for fiscal year 1997 did not exceed the lesser of $50,000 or 10% of any executive officer's salary and bonus.

(4) The amounts reported include the matching contributions and profit sharing plan contributions, respectively, made by the Company pursuant to the 401(k) Plan for the benefit of the following named officers: Mr. McGinnis, $6,400 and $14,470; Mr. Powell, $6,400 and $14,470; and Mr. Pratt, $5,073 and
    $13,382. The 401(k) Plan is a defined contribution retirement plan sponsored by the Company, pursuant to which total Company contributions, if any, are determined at the discretion of the Company, subject to current and accumulated earnings of the Company. In addition, Company matching contributions pursuant to the 401(k) Plan are dependent upon participant contributions.

STOCK OPTIONS

     The following tables set forth information with respect to (i) individual grants of stock options during 1997 to each of the named executive officers,
(ii) options exercised during fiscal year 1997, and (iii) the number of unexercised options and the value of unexercised in-the-money options at December 31, 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                               ----------------------------------------------------
                               NUMBER OF
                               SECURITIES    % OF TOTAL                               POTENTIAL REALIZABLE VALUE
                               UNDERLYING     OPTIONS/                                  AT ASSUMED ANNUAL RATES
                                OPTIONS/        SARS                                  OF STOCK PRICE APPRECIATION
                                  SARS       GRANTED TO    EXERCISE OR                    FOR OPTION TERM(1)
                                GRANTED     EMPLOYEES IN   BASE PRICE    EXPIRATION   ---------------------------
            NAME                 (#)(2)     FISCAL YEAR     ($/SH)(3)       DATE         5%($)          10%($)
            ----               ----------   ------------   -----------   ----------   ------------   ------------
Daniel L. McGinnis...........   100,000       23.8095       $28.8125      12/04/04     $1,172,958     $2,733,491
                                    949         .2260       $  25.50      12/19/04     $    9,851     $   22,958
David L. Powell..............    50,000       11.9048       $28.8125      12/04/04     $  586,479     $1,366,745
Miles R. Pratt...............    20,000        4.7619       $28.8125      12/04/04     $  234,592     $  546,698

---------------
(1) The potential realizable values are based on an assumption that the stock price of the shares of Common Stock of the Company appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the option term. These values do not take into account amounts required to be paid as income taxes under the Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, nontransferability or vesting over periods of up to five years. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth of the shares of Common Stock of the Company.

(2) Each option vests 20% each year commencing on the first anniversary of the grant date, has a seven-year term and continues vesting and remains exercisable so long as employment with the Company or one of its subsidiaries continues. The option exercise price may be paid in cash or, in the discretion of the Compensation Committee, by (i) delivery of previously acquired shares or (ii) same day sales, i.e. cashless broker's exercises.

(3) All options have an exercise price at least equal to the fair market value on the date of grant of the shares subject to each option.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                            OPTIONS/SARS             IN-THE-MONEY OPTIONS/SARS
                          SHARES                        AT FISCAL YEAR-END(#)        AT FISCAL YEAR-END($)(1)
                        ACQUIRED ON      VALUE       ---------------------------    ---------------------------
         NAME           EXERCISE(#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
         ----           -----------   -----------    -----------   -------------    -----------   -------------
Daniel L. McGinnis....    70,336      $1,440,547       81,693         107,302       $1,464,330      $  1,324
David L. Powell.......    13,000      $  365,000       15,000          81,000       $  255,000      $503,000
Miles R. Pratt........         0      $        0       25,768          21,899       $  457,500      $      0

---------------
(1) The value of unexercised in-the-money options is calculated based upon (i) the fair market value per share of the stock at December 31, 1997 less the option exercise price, multiplied by (ii) the number of shares subject to an option. On December 31, 1997, the fair market value of a share of the Company's common stock was $19.50. This table is presented solely for the purpose of complying with Securities and Exchange Commission rules and does not necessarily reflect the amounts the optionees will actually receive upon any sale of the shares acquired upon the exercise of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company has entered into a severance and non-competition agreement with Mr. McGinnis that provides for continued health benefits for up to a one-year period and severance payments equal to one year of his base salary upon the termination of his employment with the Company for reasons other than just cause or voluntary resignation. Pursuant to this agreement, Mr. McGinnis has agreed to refrain from competing with the Company for one year after the termination of his employment, and the Company's severance payments and benefits are conditioned upon adherence to such noncompetition provisions. The Company has entered into confidentiality agreements for a term of twelve months commencing upon termination of employment with each of its executive officers and key employees.

DIRECTORS' COMPENSATION

     Directors are elected annually and hold office until their successors are elected and have qualified or until their earlier resignation or removal. In 1997, each director who was not an employee of the Company or Safeguard received an annual cash retainer of $6,000 and $500 for each Board meeting attended. Directors also were reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings or other Company business.

DIRECTORS' STOCK OPTIONS

     Directors who are not employees of the Company and its subsidiaries or Safeguard and its subsidiaries and affiliated companies ("Eligible Directors") participate in the 1993 Equity Compensation Plan (the "1993 Plan"). Pursuant to the terms of the 1993 Plan, each Eligible Director receives an option to purchase 20,000 shares of the Company's Common Stock upon his or her election to the Board. Thereafter, each Eligible Director will receive a grant to purchase 4,000 shares of Common Stock on the anniversary of his or her election following every two years' service thereafter. The exercise price of each option is equal to the fair market value of the shares on the date of grant. Options granted to Eligible Directors vest in 25% installments, commencing on the first anniversary of the grant date, and have a term of seven years. The maximum number of shares of Common Stock subject to options granted to an Eligible Director under the 1993 Plan cannot exceed 40,000 shares. In February 1996, Mr. Skibo received an option to purchase 4,000 shares of Common Stock at an exercise price of $21.50 per share and in December 1996, Dr. Volgenau, upon his election to the Board, received an option to purchase 20,000 shares at an exercise price of $20.375 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 1998, the Company's Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than 5% of the outstanding Shares, the Company's only class of equity securities outstanding. The table also shows the number of Shares owned beneficially by each director, by each named executive officer, and by all executive officers and directors as a group.

                                                                NUMBER OF SHARES    PERCENT OF
                                                                    OWNED(1)          CLASS
                                                                ----------------    ----------
Safeguard Scientifics, Inc.
  800 The Safeguard Building
  435 Devon Park Drive Wayne, PA 19087(2)...................       4,843,342           31.2%
Charles A. Root.............................................         124,911           *
Daniel L. McGinnis(3)(7)....................................         874,522            5.6%
David L. Powell.............................................          35,000           *
Lawrence J. Gallick(4)......................................          11,068           *
Warren V. Musser(5).........................................         230,022            1.5%
Miles R. Pratt (3)..........................................          45,268           *
Charles M. Skibo(3).........................................           7,000           *
Ernst Volgenau(3)...........................................           5,000
Executive officers and directors as a group (9
  persons)(6)...............................................       1,332,791            8.6%

---------------
 *  Less than 1%

(1) Except as otherwise disclosed, the nature of beneficial ownership is the sole power to vote and to dispose of the Shares (except for Shares held jointly with spouse).

(2) Safeguard Scientifics (Delaware), Inc. ("Safeguard Delaware"), a wholly owned subsidiary of Safeguard Scientifics, Inc. ("Safeguard"), is the record owner of the Shares set forth above. Consequently, such Shares are beneficially owned by Safeguard. All of the Shares beneficially owned by Safeguard have been pledged by Safeguard as collateral under its bank line of credit.

(3) Includes for Messrs., McGinnis, Pratt, Skibo, and Volgenau, 502 Shares, 470 shares, 7,000 Shares, and 5,000 Shares, respectively, that may be acquired pursuant to stock options that are currently exercisable or that will become exercisable within 60 days.

(4) Includes 600 Shares held by Mr. Gallick's spouse, 600 Shares held in trust for his children, and 1,000 Shares that may be acquired pursuant to stock options that are currently exercisable or that will become exercisable within 60 days. Mr. Gallick disclaims beneficial ownership of the Shares owned by his spouse and in trust for his children.

(5) Excludes 4,843,342 Shares beneficially owned by Safeguard, for which Mr. Musser serves as Chairman of the Board and Chief Executive Officer. Mr. Musser disclaims beneficial ownership of the shares beneficially owned by Safeguard.

(6) Includes 13,972 shares that may be acquired upon exercise of stock options that are currently exercisable or that will become exercisable within 60 days.

(7) Includes 50,000 shares held by a charitable foundation, Mr. McGinnis shares voting and dispositive power over these shares.

CHANGES IN CONTROL OF REGISTRANT

     On February 16, 1998, the Company announced a merger agreement, under which the Company will become a subsidiary of Tellabs, Inc. Under the terms of this Agreement, all outstanding shares of the Company stock will be exchanged at the ratio of .72 share of Tellabs common stock for each share of Coherent common stock. Based on the closing price of Tellabs common stock on February 13, 1998, the transaction is valued at approximately $670 million. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. This transaction is subject to various conditions and approval by appropriate government agencies and the Company's stockholders. The Company's Board of Directors unanimously approved the transaction and recommended its approval by stockholders. Safeguard has agreed to vote in favor of the transaction. Prior to the closing of the merger, the Company has agreed to certain restrictions including limitations on capital expenditures and dividends, among others.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and Safeguard are parties to an Administrative Services Agreement pursuant to which Safeguard provides the Company with administrative support services. The agreement provides for the payment on a monthly basis of an administrative service fee, calculated at one and one-half percent of the net sales of the Company, not to exceed $660,000 for 1997, $480,000 for 1998, and $300,000 thereafter, until the termination of the agreement. The administrative support services include consultation regarding the Company's general management, investor relations, financial management, certain legal services, insurance programs administration, audit administration and tax research and planning. The annual administrative services fee does not cover extraordinary services provided by Safeguard to the Company or services that are contracted out. The term of the agreement is from January 1, 1997 through December 31, 2001, with automatic annual renewals thereafter unless terminated by either party upon notice at least ninety days prior to the scheduled termination date. The Company expensed $660,000 during 1997 for these services.

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

     (b) REPORTS ON FORM 8-K: None.

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

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  2.1     --   Agreement and Plan of Merger by and among Tellabs, Inc.,
               Cardinal Merger Company and Coherent Communications Systems
               Corporation dated February 16, 1998(Exhibit 2.1)
  2.2     --   Safeguard Scientifics, Inc. Stock Holder Agreement dated
               February 16, 1998(Exhibit 2.2)
   3(i)   --   Certificate of Incorporation of the Company, as amended by a
               Certificate of Amendment.(3)(Exhibit 3.1(i))
  3(ii)   --   By-laws of the Company as amended.(5)(Exhibit 3(ii))
  4.1     --   Specimen stock certificate representing the Common
               Stock.(3)(Exhibit 4.1)
 10.1     --   Administrative Services Agreement dated as of December 1,
               1993, between the Company and Safeguard Scientifics,
               Inc.(3)(Exhibit 10.1)
 10.2     --   Asset Purchase Agreement dated as of March 18, 1987 between
               COMSAT Telesystems, Inc. and the Company.(1)(Exhibit 10.2)
*10.3     --   1982 Stock Option Plan.(1)(Exhibit 10.3)
*10.4     --   1993 Equity Compensation Plan, as amended and restated.(6)
*10.4.1   --   Stock Ownership Plan(5)(Exhibit 10.4.1).
*10.5     --   Form of Non-Qualified Stock Option Agreement of the Company
               for Employees.(2)(Exhibit 10.5)
*10.6     --   Form of Non-Qualified Stock Option Agreement of the Company
               for Directors.(2)(Exhibit 10.6)
*10.7     --   Form of Incentive Stock Option Agreement of the Company for
               Employees.(2)(Exhibit 10.7)
 10.8     --   Lease dated as of February 1, 1980, as amended, between
               LE-AX Corp. and the Company, for the property at 60 Commerce
               Drive, Hauppauge, New York.(1)(Exhibit 10.8)
10.9.1    --   Lease dated as of July 31, 1992 between Linpro Lansdowne Two
               Limited Partnership and the Company, for the property at
               44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit
               10.9.1)
10.9.2    --   Sublease dated as of August 1993 between G.D. Searle & Co.
               and the Company, for the property at 44084 Riverside
               Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.2)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.9.3    --   Lease dated August 9, 1996 by and between Opus East,,
               L.L.C., Landlord, and the Company for the premises located in Loudon County, Virginia known as University Center.(5)
 10.10    --   Lease dated as of October 15, 1990 between Kibswell Holdings
               Limited and the Company, for the property at Unit B The
               Quadrant, Barton Lane, Abingdon, England.(1)(Exchange 10.10)
 10.11    --   Tax Agreement dated January 1, 1983 between Safeguard
               Scientifics, Inc. and the Company.(1)(Exhibit 10.11)
*10.12    --   Severance and Non-Competition Agreement dated as of February
               10, 1994 between Daniel McGinnis and the Company.(1)(Exhibit
               10.12)
 10.13    --   Form of Demand Promissory Note of Safeguard Scientifics,
               Inc., dated April 2, 1993, payable to the Company, as
               amended by letter Agreement dated January 12,
               1994.(1)(Exhibit 10.13)
 10.14    --   Form of Promissory Note of the Company payable to Safeguard
               Scientifics, Inc. with respect to the redemption of
               redeemable convertible preferred stock.(3)(Exhibit 10.14)
 10.15    --   Supply and License Agreement dated February 7, 1992, between the Company and TRT Telecommunications Radioelectriques et
               Telephoniques.(1)(Exhibit 10.15)
 10.16    --   International Distribution Agreement dated as of January 2,
               1992 between the Company and Cohpac Communications Systems
               Pty Limited.(1)(Exhibit 10.16)
 10.17    --   North America Value Added Reseller Agreement dated as of
               December 7, 1992 between the Company and Wandel & Goltermann
               Inc.(1)(Exhibit 10.17)
*10.18    --   Management Incentive Compensation Plan, as adopted by the
               Company.(2)(Exhibit 10.18)
 10.19    --   License Agreement, effective as of June 1, 1994, between the
               Company and Systems Technology Associates, Inc.(3)(Exhibit
               10.19)
 10.20    --   Value Added Reseller Agreement dated April 3, 1997 between the Company and Nokia Telecommunications Oy(7)(Exhibit
               10.1)**
 11.0     --   Computation of net income per share.
 21.0     --   Subsidiaries of registrant.
 23.0     --   Consent of KPMG Peat Marwick LLP
 27.0     --   Financial Data Schedule.

---------------
(1) Filed on March 31, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-77160) and incorporated by reference.

(2) Filed on May 24, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #1 (No. 33-77160) and incorporated by reference.

(3) Filed on June 10, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #2 (No. 33-77160) and incorporated by reference.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

(7) Filed on October 15, 1997 as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1997.

 *  Management contract or compensatory plan or arrangement.

** Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COHERENT COMMUNICATIONS SYSTEMS
                                          CORPORATION

                                          By:      /s/ CHARLES A. ROOT

                                            ------------------------------------
                                            Charles A. Root,
                                            Chairman of the Board of Directors

                                          Date: March 30, 1998

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

                     SIGNATURE                                   TITLE(S)                    DATE
                     ---------                                   --------                    ----

                /s/ CHARLES A. ROOT                  Chairman of the Board of           March 30, 1998
---------------------------------------------------    Directors
                  Charles A. Root

              /s/ DANIEL L. MCGINNIS                 Chief Executive Officer and        March 30, 1998
---------------------------------------------------    Director
                Daniel L. McGinnis                     (Principal Executive Officer)

                /s/ DAVID L. POWELL                  President and Chief Operating      March 30, 1998
---------------------------------------------------    Officer
                  David L. Powell

                 /s/ MELBA G. CHAN                   Vice President, Chief Financial    March 30, 1998
---------------------------------------------------    Officer (Principal Financial
                   Melba G. Chan                       and Accounting Officer)

              /s/ LAWRENCE J. GALLICK                Director                           March 30, 1998
---------------------------------------------------
                Lawrence J. Gallick

               /s/ WARREN V. MUSSER                  Director                           March 30, 1998
---------------------------------------------------
                 Warren V. Musser

               /s/ CHARLES M. SKIBO                  Director                           March 30, 1998
---------------------------------------------------
                 Charles M. Skibo

                /s/ ERNST VOLGENAU                   Director                           March 30, 1998
---------------------------------------------------
                  Ernst Volgenau

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

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  2.1     --   Agreement and Plan of Merger by and among Tellabs, Inc.,
               Cardinal Merger Company and Coherent Communications Systems
               Corporation dated February 16, 1998(Exhibit 2.1)
  2.2     --   Safeguard Scientifics, Inc. Stock Holder Agreement dated
               February 16, 1998(Exhibit 2.2)
3(i)      --   Certificate of Incorporation of the Company, as amended by a
               Certificate of Amendment.(3)(Exhibit 3.1(i))
3(ii)     --   By-laws of the Company as amended.
  4.1     --   Specimen stock certificate representing the Common
               Stock.(3)(Exhibit 4.1)
 10.1     --   Administrative Services Agreement dated as of December 1,
               1993, between the Company and Safeguard Scientifics,
               Inc.(3)(Exhibit 10.1)
 10.2     --   Asset Purchase Agreement dated as of March 18, 1987 between
               COMSAT Telesystems, Inc. and the Company.(1)(Exhibit 10.2)
*10.3     --   1982 Stock Option Plan.(1)(Exhibit 10.3)
*10.4     --   1993 Equity Compensation Plan, as amended and restated.(6)
*10.4.1   --   Stock Ownership Plan(5)(Exhibit 10.4.1)
*10.5     --   Form of Non-Qualified Stock Option Agreement of the Company
               for Employees.(2) (Exhibit 10.5)
*10.6     --   Form of Non-Qualified Stock Option Agreement of the Company
               for Directors.(2) (Exhibit 10.6)
*10.7     --   Form of Incentive Stock Option Agreement of the Company for
               Employees.(2) (Exhibit 10.7)
 10.8     --   Lease dated as of February 1, 1980, as amended, between
               LE-AX Corp. and the Company, for the property at 60 Commerce
               Drive, Hauppauge, New York.(1)(Exhibit 10.8)
 10.9.1   --   Lease dated as of July 31, 1992 between Linpro Lansdowne Two
               Limited Partnership and the Company, for the property at
               44084 Riverside Parkway, Leesburg, Virginia.(1) (Exhibit
               10.9.1)
 10.9.2   --   Sublease dated as of August 1993 between G.D. Searle & Co.
               and the Company, for the property at 44084 Riverside
               Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.2)
 10.9.3   --   Lease dated August 9, 1996 by and between Opus East, L.L.C.,
               Landlord, and the Company, for the premises located in
               Loudon County, Virginia known as University Center.
 10.10    --   Lease dated as of October 15, 1990 between Kibswell Holdings
               Limited and the Company, for the property at Unit B The
               Quadrant, Barton Lane, Abingdon, England.(1) (Exchange
               10.10)
 10.11    --   Tax Agreement dated January 1, 1983 between Safeguard
               Scientifics, Inc. and the Company.(1)(Exhibit 10.11)
*10.12    --   Severance and Non-Competition Agreement dated as of February
               10, 1994 between Daniel McGinnis and the Company.(1)(Exhibit
               10.12)
 10.13    --   Form of Demand Promissory Note of Safeguard Scientifics,
               Inc., dated April 2, 1993, payable to the Company, as
               amended by letter Agreement dated January 12, 1994.(1)
               (Exhibit 10.13)

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.14    --   Form of Promissory Note of the Company payable to Safeguard
               Scientifics, Inc. with respect to the redemption of
               redeemable convertible preferred stock.(3)(Exhibit 10.14)
 10.15    --   Supply and License Agreement dated February 7, 1992, between the Company and TRT Telecommunications Radioelectriques et
               Telephoniques.(1)(Exhibit 10.15)
 10.16    --   International Distribution Agreement dated as of January 2,
               1992 between the Company and Cohpac Communications Systems
               Pty Limited.(1)(Exhibit 10.16)
 10.17    --   North America Value Added Reseller Agreement dated as of
               December 7, 1992 between the Company and Wandel & Goltermann
               Inc.(1)(Exhibit 10.17)
*10.18    --   Management Incentive Compensation Plan, as adopted by the
               Company.(2)(Exhibit 10.18)
 10.19    --   License Agreement, effective as of June 1, 1994, between the
               Company and Systems Technology Associates, Inc. (3)(Exhibit
               10.19)
 10.20    --   Value Added Reseller Agreement dated April 3, 1997 between the Company and Nokia Telecommunications Oy.(7)(Exhibit
               10.1)**
 11.0     --   Computation of net income per share.
 21.0     --   Subsidiaries of registrant.
 23.0     --   Consent of KPMG Peat Marwick LLP
 27.0     --   Financial Data Schedule

---------------
(1) Filed on March 31, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (No.33-77160) and incorporated by reference.

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

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

(7) Filed as an exhibit to the Company's Form 10Q for the quarter ended June 30, 1997.

 *  Management contract or compensatory plan or arrangement.

** Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.