Form 10-Q
period 1998-03-31
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1998-05-15
CIK 921147

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from __________________to________________.



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





         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1998:


   Class                                         Number of Shares Outstanding

Common Stock, Par Value $.01 Per Share                 15,549,675 Shares

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION



                                                                            PAGE
                                                                            ----

                          PART I: FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
March 31, 1998 (Unaudited) and December 31, 1997..........................   3


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
Three Months Ended March 31, 1998 and 1997................................   4


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited).........................   5
Three Months Ended March 31, 1998 and 1997


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)....................   6


ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................   7-9


                           PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K..................................   10

SIGNATURES................................................................   11

EXHIBIT- 11 COMPUTATION OF NET INCOME PER SHARE...........................   12

EXHIBIT- 27 FINANCIAL DATA
SCHEDULE..................................................................   13

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS EXCEPT SHARES)

                                                                             MARCH 31,         DECEMBER 31,
          ASSETS                                                               1998                1997
                                                                            -----------        ------------
                                                                            (UNAUDITED)
Current assets:
          Cash and cash equivalents                                           $20,544            $18,331
          Short term investments                                                8,068              7,849
          Accounts receivable - trade, less allowances
              ($765-1998 and $547 -1997)                                       17,049             15,826
          Inventories                                                           3,479              2,846
          Other current assets                                                  1,791              1,315
                                                                              -------            -------
            Total current assets                                               50,931             46,167

Property, plant and equipment
          Building and leasehold improvements                                     328                328
          Machinery and equipment                                              10,936              9,406
          Furniture and fixtures                                                1,695              1,582
                                                                              -------            -------
                                                                               12,959             11,316
          Less accumulated depreciation                                         5,099              4,392
                                                                              -------            -------
                                                                                7,860              6,924

Other long term assets                                                          2,076              2,376
                                                                              -------            -------

          Total Assets                                                        $60,867            $55,467
                                                                              =======            =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable                                                    $ 1,545            $ 1,002
          Accrued expenses                                                      3,338              4,494
          Income taxes payable                                                  4,183              2,315
                                                                              -------            -------

            Total current liabilities                                           9,066              7,811

Non-current liabilities:
          Deferred taxes                                                          242                242
                                                                              -------            -------

          Total liabilities                                                     9,308              8,053
                                                                              -------            -------


Stockholders' equity:
          Common stock, par value $.01 a share; authorized - 30,000,000 shares; issued and outstanding,15,543,000 shares - 1998
             and 15,132,000 shares - 1997                                         155                153
          Additional paid-in capital                                           12,729             12,291
          Retained earnings (from December 31, 1993)                           38,675             34,970
                                                                              -------            -------

          Total stockholders' equity                                           51,559             47,414
                                                                              -------            -------

          Total Liabilities and Stockholders' Equity                          $60,867            $55,467
                                                                              =======            =======

   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                         (Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                     1998            1997
                                                                   --------        --------
Net sales                                                          $ 19,267        $ 16,007

Cost of  sales                                                        7,335           5,499
                                                                   --------        --------

     Gross profit                                                    11,932          10,508
                                                                   --------        --------

Operating Expenses:
       Selling                                                        3,075           3,039
       Product development and engineering                            2,453           1,907
       General and administrative                                     1,210           1,216
                                                                   --------        --------
Total operating expenses                                              6,738           6,162
                                                                   --------        --------
Operating Income                                                      5,194           4,346
       Interest income, net                                            (420)           (193)
                                                                   --------        --------
Income before income taxes                                            5,614           4,539

Income tax expense                                                    1,909           1,634
                                                                   --------        --------

       Net income                                                  $  3,705        $  2,905
                                                                   ========        ========

 Net income per common share
                   Basic                                           $   0.24        $   0.19
                   Diluted                                         $   0.24        $   0.19

Weighted average common and dilutive potential common shares
                   Basic                                             15,489          15,140
                   Diluted                                           15,758          15,510

   See accompanying notes to the unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                              (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        ------------------------
                                                                          1998            1997
                                                                        --------        --------
OPERATING ACTIVITIES:

Net income                                                              $  3,705        $  2,905

Adjustments to reconcile net income to cash provided by operating activities:

     Depreciation and amortization                                           764             459

Changes in working capital items:
      Receivables                                                         (1,223)         (2,484)
      Inventories                                                           (633)            134
      Other current assets and other assets                                 (233)            (53)
      Accounts payable                                                       543              35
      Accrued expenses                                                    (1,156)            (32)
      Income taxes payable                                                 1,868           1,259
                                                                        --------        --------

CASH PROVIDED BY OPERATING ACTIVITIES                                      3,635           2,223
                                                                        --------        --------

INVESTING ACTIVITIES:
     Purchase of short term investments, net                                (219)            (90)
     Expenditures for property, plant and equipment                       (1,643)           (882)
                                                                        --------        --------

CASH  USED IN INVESTING ACTIVITIES                                        (1,862)           (972)
                                                                        --------        --------

FINANCING ACTIVITIES:
     Exercise of stock options                                               440              90
                                                                        --------        --------

CASH PROVIDED BY FINANCING ACTIVITIES                                        440              90
                                                                        --------        --------

Increase in cash and cash equivalents                                      2,213           1,341

CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD                            18,331           9,251
                                                                        --------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $ 20,544        $ 10,592
                                                                        ========        ========

Supplemental disclosure of cash flow information
   Cash paid for:
     Interest                                                           $   --          $   --
     Income taxes                                                       $     69        $    144

     See accompanying notes to unaudited consolidated financial statements.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

         These financial statements do not include all disclosures associated with annual financial statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997.

(B)   INVENTORIES

          Inventories are stated at the lower of standard cost, which approximates actual cost (FIFO basis), or market, and consists of the following:

($000'S)                                            MARCH 31,          DECEMBER 31,
                                                      1998                 1997
                                                    ---------          ------------
Raw materials                                        $3,242               $2,160
Work-in-progress                                         72                  510
Finished goods                                          165                  176
                                                     ------               ------

                                                     $3,479               $2,846
                                                     ======               ======

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED MERGER

         On February 16, 1998, the Company announced a merger agreement under which the Company will become a subsidiary of Tellabs, Inc. All outstanding shares of the Company stock will be exchanged at the ratio of .72 share of Tellabs common stock for each share of Coherent common stock. Based on the closing price of Tellabs common stock on May 13, 1998, the transaction is valued at approximately $800 million. The transaction is expected to be accounted for as a pooling of interests and to qualify as a tax-free reorganization. On May 12, 1998, the shareholders and the Board of Directors, by a majority vote, approved the acquisition. The proposed merger is subject to review by the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Department of Justice has requested additional information and Coherent and Tellabs are complying with that request. Currently that review is underway. Prior to the closing of the merger, the Company has agreed to certain restrictions including limitations on capital expenditures and dividends, among others.

      RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of income data as a percentage of net sales:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                           1998           1997
                                                           ----           ----
Net Sales                                                   100%           100%

      Cost of sales                                          38             34
                                                           ----           ----

Gross Profit                                                 62             66

Operating expenses
      Selling and marketing                                  16             19
      Product development and engineering                    13             12
      General and administrative                              6              7
      Interest income, net                                   (2)            (1)
                                                           ----           ----

      Total expenses                                         33             37
                                                           ----           ----

      Pre-tax income                                         29%            28%
                                                           ====           ====


        Net sales for the quarter ended March 31, 1998 increased 20% compared to the same period in 1997. Sales of transmission products increased by 22% over the prior year. This increase was partially offset by a 23% decrease in teleconferencing product's sales associated with the Company's decision to move away from dealer-based distribution channels for its conferencing products and pursue an OEM-based strategy. The Company's continuing growth in sales and profits is driven by world-wide growth in telecommunications infrastructure. With current sales in over 70 countries, the Company benefits from this global trend. In the most recent quarter, Asian sales were 5% of total sales, while Europe, North America and Latin America were 56%, 25% and 14% respectively. The European and Latin American regions showed the strongest growth on a quarter to quarter comparison.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION

        Backlog as of March 31, 1998 was $6.0 million compared to December 31, 1997 of $4.7 million. Backlog may fluctuate since transmission products represent capital purchases for the Company's customers and may be affected by the scheduling of large orders by customers. The Company typically fills orders for its products within 60 days of the receipt of the purchase order. Customers usually purchase products on an as-needed basis, and accordingly, the Company generally has less than two months net sales in backlog. Backlog consists of purchase orders received by the Company with a schedule of deliveries within twelve months of the purchase order date. Written commitments without delivery schedules are not considered in calculating backlog.

        Gross profit as a percentage of net sales was 62% for the quarter ended March 31, 1998, as compared to 66% for the quarter in 1997. Of the 4% decline in gross profit, 3% is due to the reallocation of Global Technical Services Center ("GTS") expenses from operating expenses to cost of sales. This alignment more closely reflects the internal and external support of the department. Despite price competition in both new and existing markets, the increase in sales volumes and the reduction of product cost has enabled the Company to maintain gross profit margins.

        Selling and marketing expenses remained constant in terms of dollars, but declined to 16% of net sales for the quarter ended March 31, 1998 as compared to 19% for the three month period in 1997. Increases in selling and marketing expenses associated with the continued growth in the Company were offset by the reallocation of GTS expenses to cost of sales. Product development expenses increased for the three months ended March 31, 1998 by $546, while increasing as a percentage of net sales to 13% for the quarter as compared to 12% for the same quarter ended in 1997. There has been continued emphasis on product development and the increase in personnel to support the development of new products. General and administrative expense remained constant in nominal terms, however, decreasing to 6% of net sales for the three months ended March 31, 1998 as compared to 7% for the same period during 1997. An increase in the expenses associated with the growth of the Company was offset by a decrease in administrative services fees and savings in insurance premiums. Income taxes reflect an effective tax rate of 34% in 1998 as compared to 36% in 1997. The decrease in effective tax rate was due in part to tax benefits recorded on export sales during 1998.


    LIQUIDITY AND CAPITAL RESOURCES

        The Company has cash and short term investments totaling $28.6 million. The Company continues to generate cash from operations to fund its working capital needs and capital expenditures. The Company generated cash and short term investments of $2.2 million for three months ended March 31, 1998 as compared to an increase of $1.3 million for the three months during the same period in 1997. The increase in net income is offset by increases in working capital and capital expenditures related to the growth of the business. Capital expenditures for the three months ended March 31, 1998 were $1.6 million. Management anticipates that the Company will continue to expend capital in product development, management information systems and improvements related to its growth. The Company currently anticipates that cash generated from operations, existing cash balances and amounts available under an unused, uncommitted $10 million bank line of credit will be sufficient to satisfy its operating cash needs through 1998. Should the business progress more rapidly than expected, the Company believes that additional bank credit would be available to fund operating and capital requirements. In addition, the Company could consider additional public or private debt or equity financing to fund future growth opportunities.

                   COHERENT COMMUNICATIONS SYSTEMS CORPORATION


       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15), and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, respectively. Statement 128 which is effective for financial statements for both interim and annual periods ending after December 15, 1997 was adopted in the financial statements of the Company for the year ended December 31, 1997. The calculation of EPS under APB and Statement 128 for the three months ended March 31, 1998 and 1997 was:

                                                APB 15                   Statement 128
                                                ------                   -------------
                                         Primary     Fully Diluted     Basic    Diluted
                                         -------     -------------     -----    -------
                                               (unaudited)               (unaudited)
    Three months ended March 31, 1998      $.24           $.24         $.24       $.24

    Three months ended March 31, 1997      $.19           $.19         $.19       $.19

        Also during 1997, the FASB issued pronouncements relating to the presentation and disclosure of information related to the Company's capital structure, comprehensive income, segment data, and pension disclosures. The Company has adopted the provisions relating to capital structure for the year ending December 31, 1997 and for comprehensive income in the first quarter 1998. None of these pronouncements has had a material effect on the financial statements of the Company. Provisions of the other pronouncements, if applicable, are required to be adopted for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations, but may change the presentation of certain of the Company's financial statements and related notes and data thereto.

        In October 1997, the Accounting Standards Executive Committee issued Statement of Position No. 97-2, "Software Revenue Recognition ("SOP 97-2") that supercedes Statement of Position No. 91-1. "Software Revenue Recognition". SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Adoption of this statement in 1998 did not have a significant impact effect on the Company's financial position or results of operation.

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



                                 COHERENT COMMUNICATIONS SYSTEMS
                                 CORPORATION




                                 By: /s/ Melba G. Chan
                                     ------------------------------------------
                                     Melba G. Chan
                                     Vice-President and Chief Financial Officer

    Date: May 15, 1998