Form 10-K405/A
period 1996-12-31
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1998-12-15
CIK 921147

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-K/A

                               Amendment No. 2 to
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996

                         COMMISSION FILE NO. 0-24308


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

        4.1 - Specimen stock certificate representing the Common Stock.(3) (Exhibit 4.1)

       10.1 - Administrative Services Agreement dated as of December 1, 1993, between the Company and Safeguard Scientifics, Inc.(3)
                 (Exhibit 10.1)

       10.2 - Asset Purchase Agreement dated as of March 18, 1987 between COMSAT Telesystems, Inc. and the Company.(1)(Exhibit 10.2)

      *10.3   -  1982 Stock Option Plan.(1)(Exhibit 10.3)

      *10.4   -  1993 Equity Compensation Plan, as amended and
                 restated.(6)(Exhibit 10.4)

    *10.4.1   -  Stock Ownership Plan.(5)(Exhibit 10.4.1)

     10.4.2      Compensation Plan for Outside Directors.

      *10.5   -  Form of Non-Qualified Stock Option Agreement of the Company for
                 Employees.(2)(Exhibit 10.5)

      *10.6   -  Form of Non-Qualified Stock Option Agreement of the Company for
                 Directors.(2)(Exhibit 10.6)

      *10.7   -  Form of Incentive Stock Option Agreement of the Company for
                 Employees.(2)(Exhibit 10.7)

       10.8 - Lease dated as of February 1, 1980, as amended, between LE-AX Corp. and the Company, for the property at 60 Commerce Drive, Hauppauge, New York.(1)(Exhibit 10.8)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      10.9.1 - Lease dated as of July 31, 1992 between Linpro Lansdowne Two Limited Partnership and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.1)

      10.9.2 - Sublease dated as of August 1993 between G.D. Searle & Co. and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.2)

      10.9.3 Lease dated August 9, 1996 by and between Opus East,, L.L.C., Landlord, and the Company for the premises located in Loudon County, Virginia known as University Center.(6)(Exhibit 10.9.3)

       10.10 - Lease dated as of October 15, 1990 between Kibswell Holdings Limited and the Company, for the property at Unit B The Quadrant, Barton Lane, Abingdon, England.(1)(Exchange 10.10)

       10.11 - Tax Agreement dated January 1, 1983 between Safeguard Scientifics, Inc. and the Company.(1)(Exhibit 10.11)

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

      *10.18 - Management Incentive Compensation Plan, as adopted by the
               Company.(2)(Exhibit 10.18)

       10.19 - License Agreement, effective as of June 1, 1994, between the Company and Systems Technology Associates, Inc. (3)(Exhibit 10.19)

       10.20 - Value Added Reseller Agreement dated December 31, 1992 as amended June 13, 1995 between the Company and Nokia Telecommunications Oy.(5)(Exhibit 10.21)**

       10.21 Memorandum of Understanding dated February 27, 1997 between the Company and Nokia Telecommunications Oy.**

        11.0 - Computation of net income per share.(6)(Exhibit XI)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        21.0 - Subsidiaries of registrant.(6)(Exhibit 21.0)

        23.0 - Consent of KPMG Peat Marwick LLP.(6)(Exhibit 23.0)

        27.0 - Financial Data Schedule.(6)(Exhibit 27.0)

----------------

(1)Filed on March 31, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (No.33-77160) and incorporated by reference.

(2)Filed on May 24, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #1 (No.33-77160) and incorporated by reference.

(3)Filed on June 10, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #2 (No.33-77160) and incorporated by reference.

(4)Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

(5)Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

(6)Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

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


                               COHERENT COMMUNICATIONS SYSTEMS CORPORATION


                               By:  /s/ Daniel L. McGinnis
                                    ---------------------------
                                    Daniel L. McGinnis
                                    Chief Executive Officer


                                    Date: December 10, 1998

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

        4.1 - Specimen stock certificate representing the Common
              Stock.(3)(Exhibit 4.1)

       10.1 - Administrative Services Agreement dated as of December 1, 1993, between the Company and Safeguard Scientifics, Inc.(3)(Exhibit 10.1)

       10.2 - Asset Purchase Agreement dated as of March 18, 1987 between COMSAT Telesystems, Inc. and the Company.(1)(Exhibit 10.2)

      *10.3 - 1982 Stock Option Plan.(1)(Exhibit 10.3)

      *10.4 - 1993 Equity Compensation Plan, as amended and restated.(6)(Exhibit 10.4)

    *10.4.1   Stock Ownership Plan.(5)(Exhibit 10.4.1)

     10.4.2   Compensation Plan for Outside Directors.

      *10.5 - Form of Non-Qualified Stock Option Agreement of the Company for
              Employees.(2)(Exhibit 10.5)

      *10.6 - Form of Non-Qualified Stock Option Agreement of the Company for
              Directors.(2)(Exhibit 10.6)

      *10.7 - Form of Incentive Stock Option Agreement of the Company for
              Employees.(2)(Exhibit 10.7)

       10.8 - Lease dated as of February 1, 1980, as amended, between LE-AX Corp. and the Company, for the property at 60 Commerce Drive, Hauppauge, New York.(1)(Exhibit 10.8)

     10.9.1 - Lease dated as of July 31, 1992 between Linpro Lansdowne Two Limited Partnership and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.1)

     10.9.2 - Sublease dated as of August 1993 between G.D. Searle & Co. and the Company, for the property at 44084 Riverside Parkway, Leesburg, Virginia.(1)(Exhibit 10.9.2)

     10.9.3 Lease dated August 9, 1996 by and between Opus East,, L.L.C., Landlord, and the Company, for the premises located in Loudon County, Virginia known as University Center.(6)(Exhibit 10.9.3)

      10.10 - Lease dated as of October 15, 1990 between Kibswell Holdings Limited and the Company, for the property at Unit B The Quadrant, Barton Lane, Abingdon, England.(1)(Exchange 10.10)

      10.11 - Tax Agreement dated January 1, 1983 between Safeguard Scientifics, Inc. and the Company.(1)(Exhibit 10.11)

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

     *10.18 - Management Incentive Compensation Plan, as adopted by the
              Company.(2)(Exhibit 10.18)

      10.19 - License Agreement, effective as of June 1, 1994, between the Company and Systems Technology Associates, Inc. (3)(Exhibit 10.19)

      10.20 - Value Added Reseller Agreement dated December 31, 1992 as amended June 13, 1995 between the Company and Nokia Telecommunications Oy.
              (5)(Exhibit 10.21)**

      10.21 - Memorandum of Understanding dated February 27, 1997 between the Company and Nokia Telecommunications Oy.**

      11.0  - Computation of net income per share.(6)(Exhibit XI)

      21.0  - Subsidiaries of registrant.(6)(Exhibit 21.0)

      23.0  - Consent of KPMG Peat Marwick LLP.(6)(Exhibit 23.0)

      27.0  - Financial Data Schedule.(6)(Exhibit 27.0)

----------------

(1)Filed on March 31, 1994 as an exhibit to the Company's Registration Statement on Form S-1 (No.33-77160) and incorporated by reference.

(2)Filed on May 24, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #1 (No.33-77160) and incorporated by reference.

(3)Filed on June 10, 1994 as an exhibit to the Company's Registration Statement on Form S-1 Amendment #2 (No.33-77160) and incorporated by reference.

(4)Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

(5)Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

(6)Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.

*  Management contract or compensatory plan or arrangement.

** Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.