Form 10-Q/A
period 1997-06-30
COHERENT COMMUNICATIONS SYSTEMS CORP
filed 1998-12-16
CIK 921147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

                                 Amendment No. 2

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

                                        Yes   X   No
                                            -----    -----


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

         (a)      Exhibits


                  Exhibit 10.1- Value Added Reseller Agreement dated December 31, 1992 between the Company and Nokia Telecommunications Oy, as amended June 13, 1995 and as further amended April 3, 1997*

                  Exhibit 11 - Computation of net income per share (1)(Exhibit
                  11)

                  Exhibit 27 - Financial Data Schedule share (1)(Exhibit 27)

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



                                       COHERENT COMMUNICATIONS SYSTEMS
                                       CORPORATION




                                       By:  /s/ Daniel L. McGinnis
                                            -----------------------
                                            Daniel L. McGinnis
                                            Chief Executive Officer


      Date: December 15, 1998

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


         Exhibit 10.1- Value Added Reseller Agreement dated December 31, 1992 between the Company and Nokia Telecommunications Oy, as amended June 13, 1995 and as further amended April 3, 1997 *

         Exhibit 11 - Computation of net income per share (1)(Exhibit 11)

         Exhibit 27 - Financial Data Schedule share (1)(Exhibit 27)

(1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 and incorporated by reference.

* Confidential portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.